Form 10-K
period 2006-12-31
Dekania Corp.
filed 2007-03-30
CIK 1363202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-33285

DEKANIA CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-1703721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703 Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 701-9555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant	American Stock Exchange
Common Stock, par value $0.0001 per share	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common and non-voting equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Units, each consisting of one share of the registrant’s common stock and one warrant exercisable for an additional share of common stock, on March 26, 2007 was approximately $99,374,852. This date was used because the registrant’s units were not publicly traded at the end of its most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock on March 26, 2007 was 12,699,900 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act.

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements.

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report and include, but are not limited to, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the risk factors discussed and identified in item 1A of this report;

•	adverse governmental or regulatory policies may be enacted;

•	management and other key personnel may be lost;

•	competition to acquire a target business in the insurance industry may increase;

•	we may be unable to obtain additional financing, if required, to complete a business combination or fund the operations of the target business;

•	we may use a significant portion of our working capital to pursue business combinations that we do not complete;

•	we may not obtain regulatory approvals in connection with a business combination in a timely manner, or at all;

•	we may effect a business combination with an entity outside of the United States which could increase our costs and delay the business combination beyond the prescribed time periods;

•

we may fail to maintain exemptions under the Investment Company Act of 1940, as amended, or Investment Company Act, which would subject us to significant restrictions on our operations, governance and ability to use financing; and

•	general business and economic conditions could adversely affect our ability to consummate a business combination.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

Introduction

We are a recently organized blank check company known as a Business Combination Company™, or BCC™. We were incorporated under Delaware law on February 28, 2006. We were formed for the purpose of acquiring a business through a business combination. Since our formation, our entire activity has been limited to organizational activities, activities related to raising capital and, since our initial public offering, activities relating to identifying and evaluating prospective acquisition targets. In connection with our formation, we issued 2,487,500 shares, for nominal consideration, to Cohen Bros. Acquisitions, LLC, which we refer to as our Sponsor, and our officers and directors. On January 30, 2007, we consummated a private placement, which we refer to as the private placement, where our Sponsor purchased 250,000 units at a price of $10.00 per unit, generating gross proceeds of $2,500,000. On February 7, 2007, we consummated our initial public offering of 9,700,000 units. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $8.00 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $97,000,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement were approximately $92,100,000. These net proceeds, less $40,000 for working capital expenses, and together with $1,940,000 of deferred underwriting compensation were placed in a trust account which we refer to as the Trust Account. On March 21, 2007, we sold an additional 262,400 units which were subject to the overallotment option of the underwriters in our initial public offering. These units were purchased at the initial public offering price of $10.00 per unit less an underwriting discount of 6%, 4% of which was deferred. The net proceeds of $2,571,520, including $104,960 in deferred underwriting compensation, was deposited into the Trust Account.

The funds deposited in the Trust Account will be used to effectuate a business combination or, if we do not complete a business combination, returned to our public stockholders, all as more particularly described as “—Effecting a Business Combination,” below. We also have a $3,291,000 letter of credit from our Sponsor held for the benefit of the Trust Account which may be drawn upon by the trustee of our Trust Account to provide a pro rata payment to the stockholders whose shares were issued in our initial public offering, who we refer to as our public stockholders, if we do not complete a business combination and funds in the Trust Account are less than $10.00 per share. Under certain circumstances, which we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operation and Liquidity,” the letter of credit may expire before liquidation of the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. We have the right to use up to $2.5 million of interest earned upon funds in the Trust Account for working capital. As of March 29, 2007, there was $97,031,649 held in the Trust Account, including interest income of $460,129.

Since completion of our initial public offering, we have focused our efforts on identifying businesses that operate within the U.S. insurance industry with particular interest in businesses that provide specialty insurance products. While our focus is upon target businesses incorporated in the United States, we may consider target businesses incorporated in Bermuda or the Cayman Islands. Because of the established regulatory structure of these jurisdictions and the advantageous treatment under U.S. federal income tax laws of non-U.S. companies engaged in insurance or reinsurance business in the United States (as compared to U.S.-incorporated businesses engaged in similar business), a number of insurance businesses with United States operations and insurance risk have incorporated in those jurisdictions. Under both Bermuda and Cayman Islands law, there is no local taxation of company profits, although United States shareholders would be subject to United States taxation if the company were deemed to be a controlled foreign corporation under the Internal Revenue Code of 1986, as amended. To a lesser extent, principally due to a developed and highly regulated insurance industry similar to that of the United States, we may also consider a target business incorporated in

Canada. Regardless of where it is incorporated, any target business must have substantially all of its business, and all of its insurance risk, in the United States. If we change our jurisdiction of incorporation in connection with a business combination with a Canadian, Bermudian or Cayman Islands target business, our business combination and future agreements, as well as our corporate governance, may be governed by their laws.

Our initial business combination must be with one or more target businesses whose fair market value is at least equal to 80% of the amount in the Trust Account at the time of acquisition net of amounts for taxes and the underwriters’ deferred compensation from our initial public offering, and excluding our Sponsor’s letter of credit. Because we currently have no restrictions on our ability to seek additional funds through the sale of equity or debt securities or through loans or other financing arrangements, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of the net amount in the Trust Account and fund the excess cost through additional financing. We may also require additional financing to fund a business combination to the extent that redemption requests, as permitted by our amended and restated certificate of incorporation, made in connection with an initial business combination reduce funds available in the Trust Account below the amount necessary to consummate the initial business combination. If we elect to pursue the simultaneous acquisitions of several assets or closely related operating businesses at the same time, we could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence investigation, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at the same time, we may be unable to integrate the operations of such target businesses.

Overview of U.S. Insurance Industry

The global insurance industry had worldwide insurance company premiums exceeding $3 trillion in 2004, approximately 34% of which were associated with business written in the United States. The U.S. insurance industry is generally divided into two distinct segments: life and health, and non-life. There were 962 life insurance companies in the U.S. which wrote $537 billion of net premiums in 2004, and 2,400 non-life companies which wrote $438 billion of net premiums written in 2004. At year end 2004, U.S. insurance companies had an aggregate of $646 billion in surplus, with life insurance companies accounting for $244 billion and non-life companies accounting for $402 billion.

The U.S. Life Insurance Industry

Life insurers offer insurance products that protect against the financial consequences of death, disability, illness and longevity. Through products such as traditional life insurance, health insurance and annuities, life insurers collect premiums and provide financial restitution in the form of one-time payments or payments over time. Life insurance companies satisfy their financial obligations primarily through use of premiums received and income earned on the reinvestment of such premiums. Reliance on investment income to satisfy customer obligations and to earn a profit makes life insurers acutely sensitive to interest rate fluctuations.

The sale, or distribution, of life insurance products to the policyholder occurs through various channels, including independent agents and their networks; career agents marketing the products of only one company; direct marketing by insurance companies through the mail, telephone or internet; and intermediaries such as banks, financial advisors and professional organizations.

Efficient and effective distribution is critical to success in the life insurance industry to gain market share, which is necessary to generate attractive revenue growth in light of the slow-growth nature of the industry. In addition, distribution costs are a major factor in determining overall profitability of the business.

The life insurance industry currently is undergoing a period of extensive change. The following are a few of the current trends that are reshaping the industry:

•	push towards annuity/savings products to address the needs of the growing retirement market;

•	access to alternative distribution platforms to fuel growth and increase profitability;

•	need for economies of scale to compete effectively in the marketplace;

•	increased competition from better capitalized companies;

•	continued pressure from larger international players; and

•	focus on international expansion.

As a result, the life insurance sector has experienced significant consolidation, and industry analysts expect this trend to continue. Over the last 10 years, the market share of the 50 largest life insurance companies has increased from 61% in 1995 to 69% in 2004. In addition, over the last five years, several significant insurers have exited the business due to the highly competitive dynamics and the need for scale, including: Fortis Financial Group (sale of U.S. life business to Hartford Financial Services Group Inc.), Citigroup Inc. (sale of U.S. life business to MetLife, Inc.), General Electric (spin-off of Genworth Financial) and American Express (spin-off of Ameriprise Financial, Inc.)

The U.S. Non-Life Industry

Non-life insurers provide coverage for damage, loss or injury to the insured, as well as for liability from acts that cause property damage, injury or financial loss to a third party. Non-life insurers may also be licensed to underwrite health insurance. The business divides broadly into personal lines and commercial lines.

Personal lines insurance consists primarily of automobile and homeowners coverage. Personal automobile insurance, which is the largest single line, provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. Homeowners insurance provides protection against losses to dwellings and contents from a wide variety of perils, as well as coverage of liability arising from ownership or occupancy.

The personal lines market typically is highly concentrated, with a limited number of dominant major carriers. For example, in 2004 the top six personal automobile insurers controlled about one-half of the market. Size produces a competitive advantage in personal lines, as such business produces a relatively small premium amount per policy and requires aggregation of many policies to produce acceptable returns.

Commercial lines insurance, which collectively accounted for approximately 44% of U.S. non-life insurance premiums, covers a diverse range of products, including property insurance, workers’ compensation, professional liability, commercial auto and general liability. The commercial lines market, in general, is far less concentrated than the personal lines markets. For example, the top 17 companies represented 50% of net premiums written in the commercial lines market in 2004. However, certain specialty lines of business, such as workers’ compensation insurance, are more concentrated, with the top eight companies representing approximately 48% of the net premiums written in the workers’ compensation insurance market.

Specialty insurance is a broad term used by the industry to describe an insurance business focused on coverage for unique or hard-to-place risks, typically in the commercial lines market, but also including other related areas, such as health insurance and financial guarantees, that are not covered by standard policies. Insureds access the specialty market to obtain tailored solutions, specialized knowledge and high quality service, for which they are willing to pay a higher price. In the financial area, insureds look for coverage for losses from specified financial transactions. Coverage can also be created to reduce financing costs for issuers, facilitate the structuring and distribution of securities and improve liquidity.

With a few exceptions, non-life companies are organized as either mutual or stock companies. Approximately 82% of all non-life insurance companies in the U.S. are stock companies owned either by private or public stockholders. Unlike the life insurance industry, there have been a limited number of demutualizations of non-life companies.

Financial performance for non-life insurers is generally a product of competition and underwriting capacity. During periods of excess underwriting capacity, competition causes lower pricing and less favorable policy terms and conditions for insurers. During periods of diminished underwriting capacity, industry-wide pricing and policy terms and conditions become more favorable for insurers. Underwriting capacity, as defined by capital available to the non-life companies, is affected by a number of factors, including:

•	loss experience for the industry and for specific lines of business;

•	natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fire and acts of terrorism;

•	investment results; and

•	ratings and financial strength of competitors.

Notwithstanding the record-high catastrophe losses in 2005, the U.S. non-life industry reported overall operating profits of $48.4 billion, a 20% increase from 2004 year-end results. These results were driven by solid investment returns and the compounded effect of rate increases over the past 5 years. Since the middle of 2001, beginning even before the catastrophic events of 9/11, the commercial non-life market has enjoyed extremely favorable pricing. Prices increased by 15.8% in the last six months of 2001, 30.2% in 2002, 18.1% in 2003 and 5.9% in 2004 before showing a slight reduction of 3.1% in 2005. As a result, 2005 commercial lines saw prices that were, on average, almost 58% higher than 2001 even though they reduced slightly as the year progressed.

The improved pricing resulted from several factors, including the magnitude of losses sustained in connection with the 9/11 terrorist attacks and the stock market decline experienced from 2001 to 2003. The result of this improved pricing was that, in 2004, the industry combined ratio, a measure of an insurer’s profitability, dropped below 100% for the first time since 1978, to 98.1%. In 2005, it increased by 2.6%, to 100.7%, primarily due to hurricanes Katrina, Rita and Wilma, that added an estimated 8 points to the combined ratio, double the amount in 2004 when four hurricanes hit Florida.

Policyholders surplus grew 7.8% in 2005 over 2004, driven largely by increased investment income of $50.8 billion, up $9.7 billion over 2004, as cash flows remained positive, equity markets improved and interest rates moved slightly upward.

The profits experienced in recent years by insurers and a rebuilding of surplus through profits have led to increased competition and “softening” in certain lines. In 2005, industry pricing in commercial and personal lines was generally declining. Although non-life insurers are generally still showing strong profitability, excluding the impact of the recent hurricanes, we believe that flat to declining prices may provoke competition and consolidation in the industry.

Market Opportunity

Based on the current dynamics in the U.S. insurance industry, we believe that significant opportunities exist for us to effect a business combination in that industry. While we believe that the insurance and financial industry experience of our management will enable us to analyze all types of insurance-related business combination opportunities that may arise in any insurance industry segment, we believe that, based on the current industry environment, the best opportunities are likely to involve companies with a particular interest in specialty insurance products.

As discussed above, the current trends affecting the non-life industry may result in increased mergers and acquisition activity in which we believe we are well positioned to participate. Specifically, we believe that as the operating environment in this sector continues to become more competitive and continued pricing pressure emerges, insurers are likely to divest non-core operations and redeploy capital to their core operations. In addition, one of the outcomes from the 2005 hurricanes is that the pricing environment is expected to improve in certain lines of business such as property, marine and energy insurance which, we believe, may lead many insurers to concentrate their focus and capital on those lines that they expect will experience the best results, resulting in the potential divestiture of non-core subsidiaries and/or operations.

Over the past few years, while the number of merger and acquisition transactions in the non-life sector has been limited, a number of those were in the specialty lines market, mostly by large insurance companies that disposed of their specialty businesses that required greater attention and specialized knowledge, such as Hartford Financial Service Group, Inc.’s sale of its non-standard property and casualty subsidiary (Omni Insurance Group) to Independent Insurance Investments, Inc. and White Mountain Insurance Group’s sale of its specialty insurance subsidiary (Sirius America) to Lightyear Capital. We believe this trend will continue based on current market dynamics.

We believe that the business fundamentals of the specialty insurance market make it an attractive business opportunity compared with the standard non-life insurance market. In the standard non-life insurance market, insurance rates and forms are highly regulated, products and coverages are largely uniform and have relatively predictable exposures. In the standard market, policies must be written by insurance companies that are admitted to transact business in the state in which the policy is issued. As a result, in the standard non-life insurance market, insurance companies tend to compete for customers primarily on the basis of price and financial strength.

In contrast, the specialty insurance market provides coverage for particular customer needs that require specific knowledge and expertise or for hard-to-place risks that do not fit the underwriting criteria of insurance companies operating in the standard market. The specialty market can be segregated into two components: the excess and surplus, or E&S, market and the specialty admitted market.

The E&S market supplements the standard market by allowing an insurance company to underwrite an insurance risk for an insured in a jurisdiction in which it is not admitted as a licensed insurer, but is rather exempt from licensure (subject to compliance with regulatory requirements on which the exemption is based). An insurance contract written by an E&S company is secured through a licensed broker and, generally, covers high limits policies in property and casualty lines difficult to place in the standard admitted market. In the E&S market, insurance rates and forms are not regulated and can be individually negotiated to meet specific risks. Without the E&S market, consumers may be unable to obtain coverage, and accordingly, may have to self-insure or find coverage in alternative markets through captive insurance companies. Even though E&S writers are not admitted, they are regulated and must meet solvency requirements and be licensed in their state or country of domicile.

The specialty admitted market includes policies written to cover hard-to-place risks, including risks associated with insureds engaged in similar but highly specialized types of activities. These insureds are generally forced to rely on specialty admitted insurance companies for one of two reasons: they require a total insurance product not otherwise available from standard market insurers, or they require, for regulatory or marketing reasons, products that are written by an admitted insurance company, but that are not written by large standard carriers.

Competition in the specialty insurance market tends to focus less on price and more on availability, service and other considerations. While specialty insurance market exposures may have higher perceived insurance risk than their standard market counterparts, or participate in risk areas not normally underwritten by conventional carriers, specialty insurance market underwriters historically have been able to generate underwriting profitability superior to standard market underwriters. According to A.M. Best, in 2004 the average combined ratio, the standard by which an insurer’s profitability is measured, for insurers operating in the E&S market was 6.7 percentage points lower (that is, showed greater profitability) than that of insurers operating in the non-life industry as a whole.

We believe that we are well positioned to source potential acquisition opportunities throughout the insurance industry, including the specialty insurance marketplace. With over 50 combined years of experience working in the insurance sector, our management team has extensive knowledge of the industry. Our management also has developed long-standing market relationships throughout the industry that will also help us to attract high quality talent as well as to identify and evaluate acquisition opportunities.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations or activities other than seeking and evaluating potential target businesses until we complete a business combination. We intend to use cash derived from the proceeds of our initial public offering and the private placement, and may also use our capital stock, debt or a combination of these, in effecting a business combination. Although we intend to apply substantially all of the net proceeds of the initial public offering and the private placement generally toward effecting a business combination as described herein, the proceeds are not otherwise designated a more specific purpose. While we may seek to effect business combinations with more than one target business, it is likely that we will have the ability to initially complete only a single business combination, although this may entail the simultaneous acquisitions of several operating businesses.

We have not identified a target business.

Subject to the limitation that a target business have a fair market value of at least 80% of the net amount in the Trust Account (exclusive of the underwriters’ deferred compensation, and interest earned on that amount, held in the Trust Account and excluding the principal amount of the Sponsor’s letter of credit held in the Trust Account) at the time of the acquisition, we will have broad flexibility in identifying and selecting a prospective acquisition candidate, as long as it meets the criteria we describe in this section. If the net proceeds of this offering are insufficient for us to complete a business combination, because of the size of the business combination, or because we become obligated to redeem a significant number of shares from dissenting stockholders, we will need to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We currently have no restrictions on our ability to raise additional funds through the sale of our equity or debt securities or through loans or other financing arrangements. However, no financing arrangements have been entered into or contemplated with any third parties to raise any additional funds, whether through the sale of securities or otherwise.

Sources of target businesses

We began our search for target business candidates following our initial public offering. We expect to access a variety of unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, which also may include the underwriters in our initial public offering. We have engaged the services of three professional firms that specialize in acquisitions. These finders will be paid a fee, which is a percentage of the purchase price of the acquired business, only upon completion of a business combination. We may not enter into an agreement with, nor pay a fee to, any of our underwriters from the initial public offering who act as a finder or broker within 90 days of February 1, 2007, the date of the prospectus for our initial public offering.

Our officers and directors as well as their affiliates may also bring to our attention target business candidates of which they become aware through their business contacts. While our officers and directors have made no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers, together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. We will not pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers, directors or existing stockholders or their respective affiliates may receive any finder’s fee, consulting fees or any similar fees from any other person or entity in connection with finding a target business or completing any business combination in which we are involved.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business or businesses in the insurance industry with a collective fair market value that is at least 80% of the net amount in the Trust Account (exclusive of the underwriters’ deferred compensation, and interest earned on that amount, held in the Trust Account and excluding the principal amount of the Sponsor’s letter of credit held in the Trust Account) at the time of such acquisition, our management will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will conduct business, legal and accounting due diligence reviews and will consider, among other factors, the following:

•	financial condition and results of operation;

•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development;

•	regulatory environment of the industry;

•	lines of insurance business in which the target business engages;

•	degree of current or potential market acceptance of the services;

•	pricing and structure of lines of insurance business underwritten;

•	adequacy of reserves for risk-bearing insurance related entities; and

•	costs associated with effecting the business combination.

We expect that our due diligence review will encompass, among other things, meetings with incumbent management, inspection of facilities, as well as review of financial, operating, industry and other information derived from publicly available sources or which the target business will make available to us.

We cannot predict the amount of time and costs required to identify and evaluate a target business and to structure and complete a business combination. Any costs incurred with respect to the identification and evaluation of a target business with which we do not complete a business combination will reduce the funds we have available to complete a business combination with another business.

Fair market value of target business

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of the net amount in the Trust Account at the time of such acquisition (exclusive of the underwriters’ deferred compensation being held in the Trust Account and without taking into account the letter of credit provided by our Sponsor). The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. The evaluation of a potential holding company acquisition where the assets to be acquired are not in the possession of the target company would be based on established valuation criteria in the insurance industry.

If our board is not able to independently determine whether the target business has a sufficient fair market value (for example, if the financial analysis is too complicated for our board to perform its own), we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the test of being at least 80% of the amount in the Trust Account, we do not anticipate distributing copies of such opinion to our stockholders, although we will provide copies to stockholders who request them. If we do obtain the opinion of an investment banking firm, we will include a summary of the opinion in the proxy statement we will mail to stockholders seeking their approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement. In addition, the proxy statement will advise stockholders how to obtain a copy of the opinion from us. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a target business if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one initial business combination, although this may entail simultaneous acquisitions of several entities. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied resulting in the fair market valuation. Accordingly, following our initial business combination, future viability may depend entirely upon the performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular insurance business we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several entities at the same time and may be with different sellers, we will need to obtain the agreement of each seller that the purchase of its entity or business will be contingent upon the simultaneous closings of the other acquisitions.

Management following a business combination

While we expect that the members of our management will remain associated with us following a business combination, their continued association with us, and the positions they may assume in a combined company, will depend upon our evaluation of the target company’s management and the terms of the business combination. None of our management is obligated to remain associated with us following a business combination. In addition, we expect that we may employ at least some of the officers and other personnel in the target business and we may seek to recruit additional personnel to supplement the incumbent management. While we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination. While we expect that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination.

Use of Trust Funds

To the extent that the funds in the Trust Account earn interest, we are permitted to use that interest for several purposes. We can use the interest from the funds in the Trust Account to provide working capital to enable to us to fund our expenses, including the expenses associated with the pursuit of a business combination and reimbursements to our Sponsor for letter of credit fees, up to an aggregate maximum of $2,500,000. We are also permitted to use the interest from the funds in the Trust Account to pay up to $100,000 of dissolution and liquidation expenses if we have insufficient funds outside of the Trust Account to pay for such expenses. For a further discussion of dissolution and liquidation, see Item 1, “Business – Effecting a Business Combination – Plan of dissolution and liquidation if no business combination.” Additionally, we are permitted to use the interest from the funds in the Trust Account to terminate our Sponsor’s letter of credit following the fulfillment of conditions as more fully described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operation and Liquidity.”

Except as provided above, unless and until we consummate a business combination, the funds held in the Trust Account (other than interest used to fund working capital) will not be available for our use for any expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business. The $2,044,960 of the funds attributable to deferred underwriting compensation in connection with our initial public offering and the underwriters’ exercise of their overallotment option (and accrued interest thereon, net of taxes payable) less amount allocable to shareholders exercising their redemption rights, will be released to the underwriters of our initial public offering, upon completion of a business combination as more fully described in Item 1, “Business – Effecting a Business Combination – Redemption Rights”, or to our public stockholders upon the implementation of a stockholder approved plan of dissolution and liquidation and the distribution of the Trust Account, but will in no event be available for use by us in a business combination. The expenses that we may incur before we complete a business combination may only be paid from funds not held in the Trust Account and any interest earned on funds in the Trust Account and released to us as described above.

Stockholder approval of our initial business combination

Before we complete our initial business combination, we will submit it to our stockholders for their approval, even if their approval would not be required under applicable state law. We will furnish our stockholders with proxy solicitation materials prepared in accordance with the requirements of the Securities Exchange Act of 1934 and the regulations promulgated thereunder which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business prepared in accordance with (or, if audited based upon statutory accounting principles, reconciled with) accounting principles generally accepted in the United States, which we refer to as U.S. GAAP.

Our Sponsor and our officers and directors have agreed to vote shares that they acquired in connection with our formation in accordance with the majority of the shares voted by our public stockholders. Any shares included in the units acquired by our Sponsor in the private placement and any shares acquired by our Sponsor or our officers and directors in our initial public offering or in the secondary market will be voted in favor of any business combination proposed by our board of directors. We will proceed with the initial business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and the number of shares owned by public stockholders that vote against the business combination and exercise their redemption rights is less than 30% of the aggregate number of shares included in the units sold in our initial public offering and in the private placement.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s common stock redeemed for cash if the stockholder votes against the business combination and we complete the business combination. Under the provisions of our amended and restated certificate of incorporation, the actual per-share redemption price will be $10.00 (including $0.20 per share of deferred underwriting compensation), plus any interest earned on the redeeming stockholders’ portion of the Trust Account (net of taxes payable), excluding Trust Account interest we have used to fund our working capital needs and expenses. We discuss our ability to use Trust Account interest for working capital in Item 1, “Business – Effecting a Business Combination – Use of Trust Funds.”

An eligible stockholder may request redemption at any time after we mail the proxy statement to our stockholders and before the vote taken with respect to a proposed business combination, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to exercise his redemption rights properly, such stockholder will not have his shares of common stock redeemed. Any request for redemption, once made, may be withdrawn at any time prior to the meeting held to consider the business combination. We anticipate that the funds distributed to redeeming stockholders will be distributed promptly after completion of a business combination. Redeeming stockholders will still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 30% or more of the total number of shares sold in our initial public offering and the private placement vote against a business combination and exercise their redemption rights. However, even if stockholders with less than 30% of our shares exercise their redemption rights, we may not have sufficient funds to complete a business combination without obtaining additional financing.

In connection with the private placement, our Sponsor has waived its right to any redemption or liquidation distributions with respect to the common stock contained in the units it acquired and our Sponsor and our officers and directors will have no redemption rights with respect to the common stock they acquired when we were formed.

Plan of dissolution and liquidation if no business combination

Pursuant to the terms of the trust agreement between us and American Stock Transfer & Trust Company, and subject to meeting the requirements of Section 281(b) of the Delaware General Corporation Law (including, in particular, the provisions regarding priority claims of creditors), if we do not effect our initial business combination on or prior to August 1, 2008, or February 1, 2009 if the extension criteria described below have been satisfied, we will dissolve and promptly distribute to our public stockholders, as part of our plan of dissolution and liquidation (as further discussed below) the amount then on deposit in the Trust Account including the interest earned and not used by us, if any, net of taxes payable, plus, to the extent required to pay the public stockholders $10.00 per share with respect to shares held by them, the amount then available to the Trust Account through our Sponsor letter of credit, plus any of our remaining net assets.

Our Sponsor and our directors and officers have waived their right to participate in any liquidation of our Trust Account or other remaining net assets held outside of the Trust Account, with respect to shares of common stock they acquired when we were formed and to the 250,000 shares included in the units purchased by our Sponsor in the private placement. In addition, the underwriters in our initial public offering have agreed to waive their rights to the $1,940,000 of deferred underwriting compensation from our initial public offering and the $104,960 of deferred compensation from the underwriters’ exercise of their overallotment option, each deposited in the Trust Account, and accrued interest thereon if we do not complete a business combination. There will be no liquidation amounts made from the Trust Account with respect to our warrants, which will expire worthless.

If we cannot complete a business combination, we believe that, subject to the following discussion, the proceeds deposited in the Trust Account, without taking into account interest, if any, earned on the Trust Account, together with amounts drawn, if required, from our Sponsor’s letter of credit, should be sufficient to provide a $10.00 per-share liquidation distribution to our public stockholders. The proceeds deposited in the Trust Account could, however, be reduced in order to fund our dissolution and liquidation in the event that no other funds are available. The trust agreement governing the Trust Account provides that, if our board of directors approves a plan of dissolution and liquidation and, at that time, we have insufficient funds outside of the Trust Account to pay for our dissolution and liquidation expenses, we may withdraw up to $100,000 from interest earned on funds in the Trust Account to pay for such expenses. The proceeds deposited in the Trust Account could also become subject to the claims of our creditors which could be prior to the claims of our public stockholders.

Although we will seek to have all vendors, prospective target businesses or other entities we engage execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that such agreements would be valid and enforceable or that such parties would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the Trust Account. If any third party refused to execute an agreement waiving such claims to the monies held in the Trust Account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. With the approval of our Chief Executive Officer and the approving vote or written consent of at least a majority of our board of directors, including all of the non-independent directors, we may choose to engage such third party even though it refuses to waive claims to the monies held in the Trust Account. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills we believe are significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a provider of required services willing to provide the waiver.

In order to protect the Trust Account to the extent necessary to ensure that claims by creditors do not reduce the amount in the Trust Account, our Sponsor has agreed to indemnify us for all claims of creditors that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account. We have not asked our Sponsor to reserve for such an eventuality and we cannot assure you that our Sponsor would be able to satisfy these obligations, despite the fact that Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our Sponsor, has agreed with our Sponsor to provide our Sponsor with any funds our Sponsor may require to satisfy these obligations. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $10.00, due to claims of creditors. See Item 1A, “Risk Factors—Risks Associated with Our Business—If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by our public stockholders from the Trust Account as part of our plan of dissolution and liquidation may be less than $10.00 per share.”

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make distributions to our public stockholders in accordance with our plan of dissolution and liquidation as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our public stockholders will likely extend beyond the third anniversary of such dissolution. For a discussion the risks relating to our determination not to comply with Section 280, see Item 1A, “Risk Factors—Risks Associated with Our Business—Our stockholders may be held liable for claims of third parties to the extent of distributions received by them.”

Because we will not comply with Section 280 of the Delaware General Corporation Law, if we are unable to consummate a business combination on or before August 1, 2008, or February 1, 2009 if the extension criteria described below have been satisfied, our board of directors will adopt, and submit to the stockholders for their approval, a plan of distribution under Section 281(b) of the Delaware General Corporation Law. The plan will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, we believe that the potential claims likely to arise would be from our vendors (such as accountants, lawyers or investment bankers), or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. To the extent that we are able to obtain these waivers, we believe that the claims that could be made against us, as well as the likelihood that any claim that result in any liability extending to the Trust Account, would be limited.

Additionally, if we are forced to file a petition in bankruptcy or petition in bankruptcy is filed against us which is not dismissed, the funds held in our Trust Account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the Trust Account, we may be unable to return to our public stockholders the liquidation amounts otherwise due to them.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination on or before August 1, 2008, but are unable to complete the business combination by such date, then we will have an additional six months in which to complete the business combination. If we are unable to do so by the expiration of the extension period, we will then dissolve and liquidate. We currently believe that a liquidation would proceed in the following manner:

•

our board of directors will convene and adopt a specific plan of dissolution and distribution and cause to be prepared a preliminary proxy statement setting out such plan of dissolution and distribution and the board’s recommendation of such plan;

•	within 5 business days of our board’s adoption of such plan, we will file the preliminary proxy statement with the SEC;

•

if the SEC does not review the preliminary proxy statement, then we will promptly mail the proxy statement to our stockholders, and approximately 30 days following the mailing of the proxy statement, we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation; and

•

if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following filing of that preliminary proxy statement. We will mail the proxy statement to our stockholders as soon as is practicable following the conclusion of the comment and review process (the length of which we cannot predict with any certainty), and 30 days after the mailing of the proxy statement we will convene a meeting of our stockholders at which they will either approve or reject the plan.

If we do not obtain stockholder approval for the plan at the first stockholder’s meeting, we will continue to pursue stockholder approval for our dissolution. Under our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. After the permitted time periods for consummating a business combination have lapsed, the funds held in the Trust Account may not be distributed except upon our dissolution and, until such approval is obtained from our stockholders, the funds held in the Trust Account will not be released for any other corporate purpose. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in the Trust Account.

In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of February 1, 2009 (assuming that the period in which we need to consummate a business combination has been extended, as provided in our amended and restated certificate of incorporation), the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of distribution and liquidation, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to February 1, 2009, our board will, before that date, convene, adopt and recommend to our stockholders a plan of dissolution and liquidation, and, within five business days of that recommendation, file a proxy statement with the SEC seeking stockholder approval for such plan. As soon as is reasonably practicable following the approval by our stockholders of our plan of dissolution and liquidation, we will distribute the funds in the Trust Account to our public stockholders and pay, or reserve for payment from funds not held in trust, our liabilities and obligations.

We expect that the costs associated with the implementation and completion of a plan of dissolution and liquidation will be paid with funds held outside of the Trust Account, although we cannot assure you that we will have enough of such funds to achieve that purpose. If we do not have sufficient funds remaining outside the Trust Account, we will be permitted to draw up to a maximum of $100,000 from interest earned on funds held in the Trust Account to implement and complete the stockholder approved plan of dissolution and liquidation. We currently anticipate the costs of our dissolution and liquidation will be between $50,000 and $75,000 including those relating to preparing and mailing our proxy statement for a stockholders’ meeting relating to approval of our plan of dissolution and liquidation, the conduct of the meeting, the winding up of our affairs (including contacting third party payees) and the preparation and filing of our dissolution documentation in the State of Delaware.

Our Sponsor has agreed to indemnify us for claims of creditors that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account, provided and to the extent that (with the approval of our Chief Executive Officer and the vote or written consent of no less than a majority of our board of directors, including all of our non-independent directors) we have elected to forego obtaining valid and enforceable waivers from such creditors. Cohen Brothers, LLC, the parent of our Sponsor, has separately agreed with our Sponsor to provide to our Sponsor any funds required to meet these obligations.

Our public stockholders will be entitled to receive funds from the Trust Account only upon liquidation or, as discussed in “—Redemption rights,” redemption of their respective shares for cash upon a business combination which the stockholder voted against and which is actually completed. In no other circumstances does a stockholder have any right or interest of any kind to or in the Trust Account.

Competition for Target Businesses

In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout and other private equity funds, operating businesses and other entities and individuals, both foreign and domestic, competing for business combinations in the insurance and insurance service industries. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that may be available to us for the reasons we discuss in “—Market Opportunity,” our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This limitation gives others competitive advantage in pursuing a business combination with target businesses. Further:

•

our obligation to seek stockholder approval of a business combination and obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may impede or delay the completion of a transaction;

•	our share redemption obligations may limit the manner in which we may structure a business combination, as described in “—Effecting a Business Combination—Redemption rights;”

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses; and

•

the fair market value requirement that any business or businesses we acquire must meet could require us to acquire several companies or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination. Since we intend to consummate a business combination only with target companies in the insurance industry, our potential targets may be further limited.

Additionally, we face competition from private equity and leveraged buy-out firms as well as other blank check companies which have formed recently, a number of which may consummate a business combination in any industry they choose. Moreover, the limited number of such blank check companies that have completed or agreed to complete a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly-held blank check companies like us.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that if our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over non-public entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, we expect to encounter competition from competitors of the target business. This competition may be based on a number of factors, including service, product features, scale, price, commission structure, financial strength, claims-paying ratings, credit ratings, business capabilities and name recognition. Target businesses may compete with a large number of other insurers, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers, for individual consumers, employers and other group customers and agents and other distributors of insurance and investment products. These companies may offer a broader array of products, be regulated differently, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Also, these companies may have greater financial resources with which to compete and a greater market share. National banks, which may sell annuity products of life insurers in some circumstances, also have pre-existing customer bases for financial services products. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. We have no other employees. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees before we complete a business combination.

Government Regulation of the Insurance Industry

Insurance operations are subject to a wide variety of insurance and other laws and regulations. In general, such regulation is for the protection of the policyholders, rather than investors. State insurance laws of the states in which an insurance company is domiciled and licensed regulate most aspects of the U.S. insurance business. In addition to solvency and licensing requirements, the regulation and supervision to which an insurance company, or reinsurance company, is subject relate to the nature of and limitations on investments, restrictions on the size of risks which may be insured, deposits of securities for the benefit of an insured, methods of accounting, periodic examinations of the financial condition and affairs of insurers or reinsurers, the form and content of reports of financial condition required to be filed, reserves for losses, and other purposes. Various laws and regulatory agencies in other countries also may regulate aspects of an insurance business and typically address the same matters as their U.S. counterparts. The Monetary Authority of Bermuda and the Cayman Islands, and the Office of the Superintendent of Financial Institutions in Canada are the entities that will have oversight of insurance and reinsurance companies in those particular jurisdictions, in areas such as licensing, capital requirements and change of control.

If we complete a business combination, regulatory authorities in the states or countries in which we conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing agents, reinsurance intermediaries or adjusters. The manner of operating in particular states and countries varies according to the licensing and related requirements of the particular state or country. Depending on the jurisdiction or jurisdictions in which we ultimately operate, this may require that we operate in a given state or country through a local corporation. In a few states and countries, licenses are issued only to individual residents or locally owned business entities. In these cases, we would expect to enter into arrangements with residents or business entities licensed to act in the particular state or country.

In addition, if we complete a business combination, the company we acquire may be subject to regulation by U.S. state insurance authorities under the insurance holding company statutes of various states. State insurance holding company laws in the United States typically require prior notice to, and approval of, the relevant state insurance department with respect to transfers of assets between insurance holding companies as well as intracorporate transfers of assets within a particular holding company, prior approval of the business combinations of the type that we contemplate in connection with acquiring or merging with a target business, and prior approval of the payment of dividends by insurance company subsidiaries to their corporate parent. This typically applies where 10% or more of the shares of a domiciliary insurance company, either directly or through its holding company parent, are subject to transfer. Laws applicable to insurers and reinsurers domiciled in Canada, Bermuda and the Cayman Islands are substantially similar to those in the U.S. and typically require the prior approval of the regulatory body exercising jurisdiction over insurers and reinsurers to any proposed change in control of such an insurer or reinsurer. These laws may be triggered by a proposed change in ownership at a threshold as low as five (5%) percent, as is the case of the Cayman Islands’ insurance code.

In the United States, state insurance departments typically monitor compliance with applicable regulations through periodic regulatory reporting procedures and examinations. Quarterly and annual financial reports to state regulators in the United States utilize statutory accounting principles, which differ in important respects from U.S. GAAP. Statutory accounting principles, in keeping with the intent to assure protection of policyholders, are based on a liquidation concept, while U.S. GAAP is based on a going-concern concept.

State insurance regulators in the United States are members of the National Association of Insurance Commissioners, or NAIC. The NAIC seeks to promote uniformity of, and to enhance the state regulation of, insurance throughout the United States. In particular, the NAIC typically focuses on the solvency of insurance companies and their conduct in the marketplace. The NAIC has promulgated model laws and regulations designed to promote solvency as well as has a formula for analyzing insurers called risk-based capital, or RBC. The RBC formula establishes specified “minimum” capital threshold levels that vary with the size and mix of an insurance company’s business. It is designed to identify companies with capital levels that may require regulatory attention. In order to obtain regulatory approval in connection with any business combination which we may seek to consummate, we may need to demonstrate that we have invested sufficient capital to support the underwriting capacity of a target insurance-related business and to ensure that such insurance-related business has capital available to cover periodic spikes in liabilities in respect of its claims.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could have an adverse effect on the financial condition and results of operations of a target business.

The NAIC and several states have proposed regulations and/or laws that would prohibit agent or broker practices that have been the focus of recent investigations of broker compensation in the State of New York and elsewhere, which we discuss below. The NAIC has adopted a Compensation Disclosure Amendment to its Producers Licensing Model Act, which if adopted by the states, would require disclosure by agents or brokers to customers that insurers will compensate the agents or brokers for the placement of insurance and documented acknowledgement of this arrangement in cases where the customer also compensates the agent or broker. Some larger states, including California and New York, are considering additional provisions that would require the disclosure of the amount of compensation and/or require (where an agent or broker represents more than one insurer) placement of the “best coverage.” We cannot predict how many states, if any, may promulgate the NAIC amendment or similar regulations or the extent to which these regulations may have an adverse impact on a target business.

State laws in the United States grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	regulating advertising;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond the control of insurance businesses, the reserves they establish for these potential liabilities may not be adequate. In addition, any loans extended by an insurance company or any of its operating subsidiaries are subject to federal and applicable state truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts and other similar consumer protection legislation. Failure to comply with the laws and regulations can result in the temporary suspension or permanent loss of the right to engage in business in a particular jurisdiction as well as other penalties.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. This scrutiny includes the commencement of investigations and other proceedings by the New York State Attorney General and other governmental authorities relating to allegations of improper conduct in connection with the payment of, and disclosure with respect to, contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, the use of inducements to brokers or companies in the sale of insurance products and the accounting treatment for finite insurance and reinsurance or other non-traditional or loss mitigation insurance and reinsurance products. The SEC recently initiated industry-wide inquiries regarding market timing and late trading in mutual funds and variable annuity contracts, variable annuity sales practices/exchanges and electronic communication document retention practices. One possible result of these investigations and attendant lawsuits is that many insurance industry practices and customs may change, including the manner in which insurance is marketed and distributed through independent brokers and agents. These changes could adversely affect a target business’ ability to implement its business strategy, which could adversely affect its growth and profitability.

Currently, the United States federal government generally does not directly regulate the business of insurance. However, federal initiatives, such as federal terrorism backstop legislation, also may impact the insurance industry, and federal legislation and administrative policies may significantly and adversely affect insurance companies. These policies include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include The State Modernization and Regulatory Transparency Act, which would maintain state-based regulation of insurance, but would affect state regulation of certain aspects of the business of insurance, including rates, agent and company licensing and market conduct examinations. We cannot predict whether this or other proposals will be adopted, or what impact, if any, the proposals or, if enacted, the laws, could have on the business, financial condition or results of operations of a target business.

Item 1A.	Risk Factors

Risks Associated with Our Business

We are a recently incorporated development stage company with no operating history and, accordingly, you will have an extremely limited basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date other than organizational activities. Since we have had very limited operations since our initial public offering, relating principally to commencement of our search for a business combination, and do not have any specific business combination under consideration or contemplation, you have an extremely limited basis upon which to evaluate our ability to achieve our business objectives. We cannot predict when, or if, we will complete our initial business combination.

We may not consummate a business combination within the required time periods, in which case, we will dissolve and liquidate.

We must complete a qualifying business combination on or before August 1, 2008 (or on or before February 1, 2009 if a letter of intent, agreement in principle or a definitive agreement with respect to a business combination has been executed on or prior to August 1, 2008). If we do not complete a qualifying business combination within the required time, we will dissolve and liquidate. We may not be able to find suitable target businesses within the required time periods. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach this deadline. As of the date of this report, we do not have any specific business combination under consideration.

If we dissolve and liquidate because we do not complete a business combination, our warrants will expire worthless.

If we are unable to complete a business combination within the required time periods and must dissolve and liquidate, there will be no amount payable upon such liquidation with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

If third parties bring claims against us, the funds held in the Trust Account could be reduced and the per-share liquidation price received by our public stockholders as part of our plan of dissolution and liquidation may be less than $10.00 per share.

The deposit of the net proceeds from our initial public offering in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, they may not agree to execute such agreements, or, even if they execute such agreements, we cannot assure you that such agreements will be valid and enforceable or that such parties would be prevented from bringing claims against the Trust Account including claims alleging fraudulent inducement or breach of fiduciary responsibility, as well as claims challenging the enforceability of the waiver. If any third party refused to execute an agreement waiving its claims to the monies held in the Trust Account, we would perform an analysis of the alternatives available to us if we chose not to engage the third party and evaluate if such engagement would be in the best interest of our stockholders if the third party refused to waive such claims. With the approval of our Chief Executive Officer and the approving vote or written consent of at least a majority of our board of directors, including all of the non-independent directors, we may choose to engage such third party even though it refuses to execute a waiver. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills we believe are significantly superior to those of other consultants that would agree to execute a waiver or where we are unable to find a provider of required services willing to provide the waiver.

Accordingly, the proceeds held in the Trust Account could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation amount available to our public stockholders (including interest earned but net of taxes and amounts released to us as working capital), could be less than $10.00 per share, due to claims of such creditors. In order to protect the Trust Account to the extent necessary to ensure that claims by creditors do not reduce the amount in the Trust Account, our Sponsor has agreed to indemnify us for all claims of creditors that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account, provided and to the extent that (with the approval of our Chief Executive Officer and the vote or written consent of no less than a majority of our board of directors, including all of the non-independent directors) we have elected to forego obtaining valid and enforceable waivers from such creditors. We have not asked our Sponsor to reserve for such an eventuality, and we cannot assure you that our Sponsor will be able to satisfy those obligations, despite the fact that Cohen Brothers, LLC, the parent of our Sponsor, has agreed with our Sponsor to provide our Sponsor with any funds our Sponsor may require to satisfy these obligations.

To the extent creditors’ claims taken into account under our plan of dissolution and liquidation deplete the funds in the Trust Account below $97,000,000, we will draw on the letter of credit, which has been provided by our Sponsor to fund such shortfalls. However, the letter of credit expires once we accrue $5,600,000 of interest income, after payment of or reserves for taxes, on funds held in the Trust Account, including up to $2,500,000 of the interest income that we may withdraw for working capital and, if necessary, up to $100,000 of the interest income that we may withdraw for expenses of dissolution and liquidation. Accordingly, if these claims deplete the funds in the Trust Account beyond the amount available under our Sponsor’s letter of credit or the letter of credit has expired, we will not be able to return to our public stockholders the full amount of the $10.00 per share liquidation amount.

Additionally, if we are forced to file a petition in bankruptcy or an involuntary petition in bankruptcy is filed against us which is not dismissed, the funds held in our Trust Account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate if we do not complete a business combination on or prior to August 1, 2008 (or on or prior to February 1, 2009 if certain extension criteria are satisfied). Under Sections 280 through

282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. While Section 280 of the Delaware General Corporation law provides procedures that a corporation may follow to limit stockholder liability, due to the length of the statutory waiting periods before liquidating distributions may be made, we do not intend to comply with the Section 280 procedures.

Because we will not comply with Section 280 of the Delaware General Corporation Law, our board of directors will adopt a plan of distribution under Section 281(b) of the Delaware General Corporation Law that will provide for our payment, based on facts known to us at such time, of

•	all existing claims,

•	all pending claims, and

•	all claims that may be potentially brought against us within the subsequent 10 years.

We will submit the plan to our stockholders for approval. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. However, because we will not comply with Section 280, our public stockholders potentially could be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

If we do not consummate a business combination and we dissolve, payments from the Trust Account to our public stockholders may be delayed and may be reduced by our dissolution and liquidation costs.

We currently believe that, if we do not consummate a business combination, any plan of dissolution and liquidation subsequent to the expiration of the August 1, 2008 and February 1, 2009 deadlines would proceed in the manner described in Item 1, “Business – Effecting a Business Combination – Plan of dissolution and liquidation if no business combination.” The completion of these procedures, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of the Trust Account to our public stockholders as part of our plan of dissolution and liquidation.

Additionally, the trust agreement governing the Trust Account provides that, if our board of directors approves a plan of dissolution and liquidation and, at that time, we have insufficient funds outside of the Trust Account to pay for our dissolution and liquidation expenses, we may withdraw up to $100,000 from interest earned on funds in the Trust Account to pay for such expenses. If we withdraw these funds from the Trust Account for this purpose, interest income otherwise receivable by our public stockholders from the Trust Account would be reduced.

We may choose to redeem our outstanding public warrants and private warrants at a time that is disadvantageous to our public warrant holders.

We may redeem, in whole and not in part, the public warrants and private warrants that are part of the units issued in our initial public offering and our private placement, respectively, which we refer to as the public warrants and the private warrants, at any time after these warrants become exercisable, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, only if:

•	the closing price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption, and

•

a current registration statement is in effect and a current prospectus with respect to the common stock issuable upon exercise of each of the public warrants and private warrants is available from and including the date we issue a redemption notice to and including the date of redemption.

Redemption of the warrants could force the public warrant holders to:

•	exercise the warrants at the exercise price therefore at a time when it may be disadvantageous for those holders to do so,

•	sell the public warrants at the then current market price when they might otherwise wish to hold those warrants, or

•

accept the nominal redemption price which, at the time the public warrants and private warrants are called for redemption, is likely to be substantially less than the market value of the public warrants.

Although we must use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise their warrants and they will expire worthless.

Holders of our warrants will be able to exercise the warrants only if:

•	a current registration statement under the Securities Act relating to the common stock underlying those warrants is then effective, and

•	the underlying common stock is qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of these warrants reside.

Although we have agreed to use our best efforts to maintain a current registration statement covering the common stock underlying the public warrants to the extent required by federal securities laws, and intend to comply with such undertaking, we cannot assure you that we will be able to do so. In addition, we have agreed to use our reasonable efforts to register the underlying common stock under the blue sky laws of the states of residence of the exercising warrantholders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the underlying common stock is not kept current or if the underlying common stock is not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the underlying common stock is not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised and worthless. If the warrants become worthless, the price paid by holders for their units will thereafter relate solely to the common stock underlying their units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying common stock for sale under all applicable state securities laws.

Since we have not currently selected any prospective business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

There is no current basis upon which to evaluate the possible merits or risks of any particular target business’ operations, financial condition or prospects. If we complete a business combination, we will be affected by numerous risks inherent in the business operations of the acquired business. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence.

Because there are numerous companies with a business plan similar to ours, it may be difficult for us to complete a business combination.

As of December 31, 2006, based upon publicly available information, we have identified approximately 73 similarly structured blank check companies that have completed initial public offerings since August 2003 and 50 others that have registration statements currently pending before the SEC. Of the blank check companies that have completed their public offerings, only 13 companies have consummated a business combination, while 27 other companies have announced they have entered into a definitive agreement for a business combination but have not consummated such business combination and two are in liquidation. Accordingly, there are approximately 31 blank check companies with approximately $2.35 billion in trust that are seeking to carry out a business plan similar to our business plan. While many of these companies are targeted towards specific industries in which they must complete a business combination, certain of these companies may consummate a business combination in any industry they choose, which may include the insurance industry. As a result, there may be significant demand for the kinds of privately-held companies that we target which may limit the universe of potential acquisition targets for us.

Further, the fact that relatively few companies have completed business combinations or entered into definitive agreements for a business combination may be an indication that there are only a limited number of attractive target businesses available to blank check companies, or that many target businesses may not be inclined to enter into business combinations with blank check companies such as ours.

We therefore cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, our purpose and powers will be limited to dissolving, liquidating and winding up.

We may issue additional shares of our capital stock or debt without a stockholders’ vote. Any such issuances could dilute your interest in, or cause a change in control of, our company.

We may issue any or all of our authorized but unissued common or preferred stock, or securities convertible into common or preferred stock, without a stockholder vote, to complete a business combination. The issuance of additional common or preferred stock, or securities convertible into common or preferred stock:

•	may significantly dilute the interest of public investors in our company;

•

could, if we issue a sufficient number of shares, cause a change in control, which may, among other things, reduce or eliminate our ability to use our net operating loss carry forwards, if any, for tax purposes; and

•	reduce prevailing market prices for our common stock.

Similarly, if we incur debt, it could result in:

•	increased expenses to pay debt service;

•	if the debt has a variable rate, increased vulnerability to changes in market interest rates, since our revenues may not increase, or may decrease, if interest rates rise;

•	an obligation to repay immediately all principal and accrued interest, if any, upon demand to the extent any debt is payable on demand;

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to service our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if we breach covenants to which the debt is subject such as, for example, covenants requiring us to maintain specified financial ratios or reserves, and the breach is not waived;

•	prohibitions or limitations on our ability, to obtain additional financing, if necessary;

•	prohibitions or limitations on our ability to pay dividends on our common stock;

•

requirements that we dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which would reduce the funds available for dividends on our common stock, working capital, capital expenditures, business combinations and other general corporate purposes;

•

limitations or prohibitions on business combinations, capital expenditures or other business operations, or on our ability to borrow additional amounts for such purposes, unless we meet particular financial or operational tests;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulations;

•	our competitive disadvantage with respect to other companies in the industry that have less debt; and

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate.

Our Sponsor will control a significant interest in us and thus may influence certain actions requiring a stockholder vote.

Our Sponsor and our officers and directors own approximately 22% of our issued and outstanding common stock. If our Sponsor and our officers and directors exercise all of their warrants, they will own approximately 31% of the issued and outstanding common stock assuming that no public warrants are exercised. This could permit our Sponsor and our officers and directors to influence effectively the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination.

In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Since there may not be an annual meeting of stockholders to elect new directors before we complete a business combination, all of our current directors may continue in office at least until the consummation of the business combination. If we hold an annual meeting, as a consequence of our classified board of directors only a minority of our directors will be considered for election and our Sponsor and executive officers and directors, because of their ownership position, will have considerable influence regarding the outcome.

Accordingly, our Sponsor and our officers and directors will continue to exert control over us at least until the consummation of a business combination.

We may have insufficient resources to cover our operating expenses and the expenses of pursuing a business combination and, if necessary, effecting our dissolution and liquidation.

We may withdraw up to $2,500,000 from the interest earned on the funds held in the Trust Account (net of taxes payable on such interest) to provide us with working capital to enable us to fund our expenses, including the expenses associated with the pursuit of a business combination, reimbursement of letter of credit fees, and, if necessary, expenses with respect to our potential dissolution and liquidation. Our estimates of these expenses are based upon our management’s estimate of the amount required for these purposes. However, these estimates may prove inaccurate, especially if we use a portion of these funds to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of these funds pursuing a business combination that we do not consummate. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing from our management, our Sponsor or third parties. We may not be able to obtain additional financing on favorable terms, if at all, and neither our Sponsor nor our management is obligated to provide any additional financing. Additionally, the trust agreement governing the Trust Account provides that, if our board of directors approves a plan of dissolution and liquidation and, at that time, we have insufficient funds outside of the Trust Account to pay for our dissolution and liquidation expenses, we may withdraw up to $100,000 from interest earned on the Trust Account to pay for such expenses. Any such withdrawal would reduce the amount of interest income our public stockholders’ would receive per share from the Trust Account.

We will depend upon interest earned on the Trust Account to fund our search for a target company and otherwise fulfill our business purposes.

Before we complete a business combination, we may withdraw up to $2,500,000 of interest earned on the funds in the Trust Account, after provision for taxes, to fund our working capital needs and expenses, including expenses in pursuing a business combination. We will depend upon sufficient interest being earned on the proceeds held in the Trust Account to provide us with the working capital we will need to engage in these activities. If interest rates were to decline substantially, we may not have sufficient funds available to fulfill our business purpose. In such event, we would need to find other sources of funds, which may not be available on favorable terms, if at all.

The loss of key executives could adversely affect our ability to operate.

We believe that our success will depend in part upon the continued service of our key executive management team. While we expect that the members of our management team will remain associated with us following a business combination, we cannot assure you that they, as a team, or any one of them will, in fact, do so. Whether they do remain, and the positions they may assume in a combined company, will depend in large part upon our evaluation of the target company’s management and the terms of the business combination. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could have a detrimental effect on us. While we expect to have key man life insurance in the amount of $1,000,000 for each of Thomas H. Friedberg, David Nathaniel and Paul Vernhes, each for a two year period, this insurance may not be adequate to compensate us for the loss of services of these individuals.

Our ability to conduct our operations following a business combination will depend upon the efforts of our key personnel, some of whom may join us following such a business combination. Persons who join us following a business combination may be unfamiliar with the requirements of operating a public company.

Our ability to effect a business combination will depend upon the efforts, diligence and skill of our officers and directors. We cannot predict, however, what roles our current officers and directors will undertake following a business combination. Although we expect that members of our management team will remain associated with us following a business combination, their continued association with us, and the positions they may assume in a combined company, will depend in large part upon our evaluation of the target company’s management and the terms of the business combination. None of our management is obligated to remain associated with us following a business combination. In addition, we anticipate that we may employ at least some of the officers and other personnel in the target business and we may seek to employ additional personnel.

Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms. If we acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company control the combined company, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction. In determining whether our current management should remain with us following the business combination, a committee of our independent directors will analyze the experience and skill set of the target business’ management. Our board may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management following the business combination, thereby resulting in a conflict of interest.

Additionally, following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, and any additional managers may not have the requisite skills, knowledge or experience necessary to enhance the incumbent management and may be unfamiliar with the requirements of operating a public company.

Neither our Sponsor nor any of our officers or directors have any previous experience in effecting a business combination through a blank check company which could limit our ability to consummate a business combination.

Neither our Sponsor nor any of our officers or directors has ever been associated with a blank check company. Our management’s lack of experience in operating a blank check company could limit our ability to consummate a business combination.

Our officers and directors may have conflicts with respect to the allocation of their time to us, thereby limiting the amount of time they devote to our affairs. These conflicts could impair our ability to consummate a business combination.

We do not intend to have full-time employees before we complete a business combination. Our officers and directors are engaged in other business activities which could result in a conflict with respect to the allocation of their business time to us. Moreover, our officers and directors are not obligated to contribute any specific number of hours to our affairs. If our officers’ or directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to investigate and source potential target businesses for us. These conflicts could limit our management’s effectiveness in pursuing and completing a business combination.

Our management’s interest in consummating a business combination to obtain reimbursement for out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers and directors will not receive reimbursement for out-of-pocket expenses incurred by them if these expenses exceed the amount of funds we may use for working capital and the up to $100,000 we may withdraw for liquidation and dissolution expenses. Other than the $2,500,000 from interest on funds in the Trust Account we may use to cover our administrative expenses, working capital, expenses in seeking business combinations and reimbursement of our Sponsor’s letter of credit fees and, if necessary, up to $100,000 we may withdraw for liquidation and dissolution expenses, no other funds may be released from the Trust Account to reimburse expenses unless we consummate a business combination. The $2,500,000 may be inadequate, especially if we must pay exclusivity or similar fees, or if we incur significant expenses pursuing a business combination that we do not complete. The financial interests of our officers and directors could influence their motivation in selecting a target business and, thus, there may be a conflict of interest when determining whether a particular business combination is in our stockholders’ best interests.

It is probable that we will be able to complete only one business combination initially, which may cause us to depend on a single business and a limited number of products or services.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of the amount held in the Trust Account at the time of acquisition, net of amounts for taxes and the underwriters’ deferred compensation, and excluding the letter of credit amount. We may not be able to acquire more than one target business because of various factors, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, conditions to closing on one or more target businesses may not be satisfied, thereby reducing the fair market value of the target business or businesses below our requirements. Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business. As a result, the prospects for our success may:

•	solely depend upon the performance of a single business, or

•	depend upon the development or market acceptance of a single or limited number of products or services.

We will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Any attempt to consummate more than one transaction as our initial business combination will make it more difficult to consummate our initial business combination.

We may seek to effect initial contemporaneous business combinations with more than one target business having a combined fair market value meeting our requirements. Acquisitions involve a number of special risks, including diversion of management’s attention, legal, financial, accounting, and due diligence expenses, and general risks that transactions will not be consummated. To the extent we try to consummate more than one transaction at the same time, all of these risks will be exacerbated, especially in light of the small size of our management team and our limited financial and other resources. Completing our initial business combination through more than one acquisition likely would result in increased costs as we would be required to conduct a due diligence investigation of more than one business and negotiate the terms of the acquisition with multiple sellers. In addition, due to the difficulties involved in consummating multiple acquisitions concurrently, our attempt to complete our initial business combination in this manner would increase the chance that we would be unable to complete our initial business combination in a timely manner. In addition, if our initial business combination entails simultaneous transactions with different sellers, each seller will need to agree that its transaction is contingent upon the simultaneous closing of the other transactions, which may make it more difficult for us, or delay our ability, to complete the initial transaction. As a result, if we attempt to consummate our initial business combination in the form of multiple transactions, there is an increased risk that we will not be in a position to consummate some or all of those transactions, which could result in our failure to satisfy the requirements for an initial transaction and force us to dissolve and liquidate.

Because of our limited resources and significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, other blank check companies and operating businesses competing for acquisitions. Many of these entities are well-established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater technical, human, financial and other resources than we do. As a result, we may be at a competitive disadvantage in pursuing a business combination with some target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a proposed business combination, and our obligation to redeem for cash shares of our common stock in certain instances may reduce the resources available for an otherwise agreed business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by a target business, particularly in connection with a business combination for which our equity securities comprise a portion of the consideration. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If our initial business combination involves the contemporaneous acquisition of several businesses, we may be at a disadvantage to competitors who can acquire the businesses separately.

We may acquire a target business with a history of poor operating performance or that is in an early stage of development or growth. We may be unable to improve or develop these businesses.

Due to the competition for business combination opportunities, we may acquire a target business with a history of poor operating performance if we believe that the poor performance has been caused by an unusual event, such as a catastrophe loss due to a hurricane or by poor management, where the business has developed a plan to correct past problems but the plan’s intended effects have not yet been realized, or where similar attributes exist. We may also acquire a target business that is in an early stage of development or growth. However, acquiring these types of businesses can be extremely risky and we may not be able to improve the operating performance of poorly-operating businesses or develop and build the operations of development stage businesses.

Factors that could result in our not being able to improve the operating performance of poorly-operating businesses include, among other things:

•	inability to predict changes in technological innovation;

•	competition from superior or lower-priced products;

•	lack of financial resources;

•	inability to attract and retain key executives and employees; and

•	changes in, or costs imposed by, government regulation.

Factors that could result in our not being able to develop and build the operations of a development stage business include:

•	inability to obtain capital or other funding for expansion of business or development of insurance products;

•	competition from larger, better-known insurance businesses;

•	inability to adequately market insurance product offerings;

•	inability to develop and maintain an adequate sales and marketing capability; and

•	inability to obtain regulatory approvals for expansion of insurance product lines.

If we cannot improve the performance of poorly-operating businesses or develop and build the operations of development stage businesses, our results of operations could suffer.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we anticipate that the funds available in the Trust Account will be sufficient to allow us to consummate a business combination, if they prove to be insufficient, either because of the size of a proposed business combination or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We currently have no restrictions on our ability to seek additional financing; however, we may not be able to obtain such financing on acceptable terms, or at all. If we are unable to obtain additional financing when needed to consummate a particular business combination, we could be compelled to restructure the consideration to be paid in, or abandon that particular business combination and seek alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business or businesses. The failure to secure additional financing could slow or halt development or growth of the target business or businesses. None of our Sponsor, or our officers, directors or stockholders are required to provide any financing to us in connection with, or after the consummation of, a business combination.

Finding one or more target businesses with available audited financial statements may limit the pool of prospective candidates for a business combination.

We may not engage in a business combination with a target business if we cannot obtain audited financial statements in conformity with U.S. GAAP for the target business. Our directors must also provide stockholders with audited financial statements, prepared in accordance with U.S. GAAP, of the prospective candidates as part of the proxy solicitation materials when seeking stockholder approval of our initial business combination. However, some potential target businesses, including those incorporated in U.S. jurisdictions, may only have financial statements audited in accordance with statutory accounting principles applicable to insurance companies. The requirement that any potential target businesses have available financial statements audited in accordance with U.S. GAAP may limit the pool of target businesses available to us.

We may use a significant portion of our working capital to pursue business combinations that we do not complete.

We anticipate that the investigation of each target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, actuaries and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If we or the owners of a target business decide not to complete a specific business combination, our costs would not be recoverable. Furthermore, even if we agree to a combination with a specific target business, we may fail to complete the business combination for any number of reasons, including events beyond our control. For example, there is a possibility that public stockholders owning 30% or more of the shares sold in our initial public offering and the private placement could vote against a proposed business combination and exercise their redemption rights with respect to their shares of common stock even though a majority of our public stockholders approve the proposed business combination. Any such event would result in a loss to us of the related costs incurred, which would reduce the funds we have available to pursue another business combination.

If we must write down goodwill and other intangible assets associated with a business combination, such write down will reduce our assets and stockholders’ equity, which could cause a decline in the prices at which our securities trade.

When we effect a business combination with a target business, a substantial portion of the purchase price of the business combination may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other identifiable intangible assets is determined by the excess of the purchase price over the net identifiable tangible assets acquired.

Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to a business combination, requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite lives are subject to impairment tests at least annually. Other intangible assets are amortized over their useful lives. If we determine that goodwill or intangible assets are impaired, we will be required to write down the value of such assets. Because goodwill and intangible assets may comprise a large percentage of our stockholders’ equity following a business combination, a significant write-down could materially reduce our assets and stockholders’ equity and could negatively impact our valuation and the price at which our securities trade.

Risks Related to Our Target Businesses

We may not be able to obtain regulatory approvals in connection with a business combination in a timely manner, or at all. This delay or failure may result in additional expenditures of money and resources, jeopardize our efforts to consummate a business combination within required time periods and force us to liquidate.

Business combinations with insurance-related businesses are generally subject to significant regulatory requirements and consents. We will not be able to consummate a business combination with an insurance-related business without complying with applicable laws and regulations and obtaining required governmental consents.

Insurance laws and regulations of all 50 states of the United States and the District of Columbia generally require that, before a company can acquire an insurance-related business domiciled in that jurisdiction, the acquiring company must obtain the prior approval of the insurance regulator of that jurisdiction. This typically applies where 10% or more of the shares of a domiciliary insurance company, either directly or through its holding company parent, are subject to transfer and, therefore, will likely affect business combinations we would contemplate. Laws applicable to insurers and reinsurers domiciled in Canada, Bermuda and the Cayman Islands are substantially similar to those in the U.S. and typically require the prior approval of the regulatory body exercising jurisdiction over insurers and reinsurers to any proposed change in control of such an insurer or reinsurer. These laws may be triggered by a proposed change in ownership at a threshold as low as five (5%) percent, as is the case of the Cayman Islands’ insurance code.

Any regulatory obstacles in obtaining approval may result in additional expenditures or further reduce anticipated benefits of a business combination. New or additional requirements or limitations may also be imposed, which could delay or reduce the anticipated benefits of the business combination. These delays may jeopardize or postpone completion of the business combination in the required time period and may force us to dissolve and liquidate.

Each of our target businesses will be subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if a target business fails to comply with these regulations, it may be subject to penalties, including fines and suspensions, which could reduce our earnings significantly.

We will be subject to extensive regulation in the states and countries in which we operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of stockholders. These regulations generally are administered by a department of insurance or similar regulatory authority and relate, among other things, to authorization to write lines of business, capital and surplus requirements, rate and policy form approvals, investment and underwriting limitations, affiliated transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of an insurance business. Insurance regulators also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters.

Regulatory authorities in countries other than the U.S. typically address the same matters as their U.S. counterparts. The Monetary Authority of each of Bermuda and the Cayman Islands, and the Office of the Superintendent of Financial Institutions in Canada, are the entities that have oversight of insurance and reinsurance companies in those particular jurisdictions, in areas such as licensing, capital requirements and change of control.

Regulatory authorities have broad discretion to deny or revoke licenses for various reasons including violations of their regulations. In some instances, where there is uncertainty as to applicability, we would expect to follow practices based on interpretations of regulations or practices that we believe, based on our management’s experience, to be consistent with the practices in the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals, or do not comply with the applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us.

We could lose our regulatory authority to conduct an insurance business if we fail to maintain our capital at the required levels for the jurisdiction involved. In order to obtain regulatory approval, we may need to demonstrate that we have invested sufficient capital to support the underwriting capacity of a target insurance-related business and to ensure that such insurance-related business has capital available to cover periodic fluctuation in liabilities in respect of its claims.

Changes in existing statutes, regulations and regulatory policies, as well as changes in the implementation of such statutes, regulations and regulatory policies, whether in or outside the U.S., may affect the way a target business operates its insurance business, its ability to sell new policies, products or services and its claims exposure on existing policies.

More restrictive laws, rules or regulations, both in or outside the U.S., may be adopted in the future that could make compliance more difficult and/or expensive.

If we fail to properly evaluate the financial position and reserves of a target business with which we enter into a business combination, our losses and benefits from the operation of that business may exceed our loss and benefit reserves, which could have a significantly adverse effect on our results of operations.

If we enter into a business combination with a target business, our ability to operate that business will depend on our accurate assessment of the financial position and reserves of, and the risks underwritten by, the target business. Reserves are actuarial and statistical projections at a given point in time of what any insurance or reinsurance company ultimately expects to pay on claims and benefits, based on facts and circumstances then known, predictions of future events, estimates of future trends in claim frequency and severity, mortality, morbidity and other variable factors such as inflation. If we fail to assess accurately the risks underwritten by a target business or if our evaluation of the target business’s reserves is incorrect, the reserves may be inadequate to cover losses and we may be unable to operate the target business profitably. If our actual claims experience is less favorable after the business combination than our underlying assumptions prior to the acquisition of the target business, we may be unable to operate the business on a sound financial basis.

In addition, the actual losses and benefits experienced by any target company we may acquire may deviate, perhaps substantially, from the reserve estimates contained in its financial statements. Although we will conduct due diligence on the transactions that the target business has underwritten, we cannot assure you that this evaluation will be borne out by events and, if they are not, our future financial position and results of operations could fail to achieve their anticipated levels.

In addition, as industry practices and legal, judicial and social conditions change, unexpected issues related to claims and coverage may emerge. These issues may either extend coverage beyond the period which we intended or increase the number or size of claims. In some instances, these changes may not manifest themselves until many years after we enter into contracts affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under contracts for many years following the issuance of the contracts.

If we determine that our reserves are inadequate, we will increase our reserves with a corresponding reduction in net income for the period in which the deficiency was identified.

If we acquire a target business in the reinsurance sector, our losses and benefits from the operation of that business may exceed our reserves, which could significantly increase our liabilities and reduce our profits.

Reinsurance has inherently greater uncertainties of loss and benefit reserves as compared to insurance, primarily due to the necessary reliance on the ceding company or insurer for information regarding losses and benefits and the lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and the ultimate resolution or settlement of the loss or benefit. If we acquire a target business in the reinsurance sector, our success in operating that business will depend on our ability to assess accurately the risks underwritten by its ceding companies. If we fail to assess these risks accurately, or if events or circumstances cause our estimates to be incorrect, we may not establish appropriate premium rates and our reserves may be inadequate to cover our losses. Although we will conduct due diligence on the transactions that we underwrite, we will also depend on the original underwriting decisions made by ceding companies. Specifically, we will be subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured by us and that the premiums ceded may not adequately compensate us for the risks that we will have assumed.

The failure to maintain and modernize a target business’ information technology and telecommunications systems could impair a target business’ competitive position.

Many aspects of an insurance-related business depend on effective information technology and telecommunications systems. These businesses rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations. These systems also enable insurance and re-insurance related businesses to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems, or the termination of a third-party software license upon which any of these systems is based, could interrupt an insurance-related business’ operations or have an impact on its ability to evaluate and write new business.

Information technology and telecommunications systems require an ongoing commitment of significant resources to maintain and enhance existing information technology and telecommunications systems and to develop new systems in order to keep pace with continuing technological change, evolving industry and regulatory standards and changing customer preferences. Failure to maintain effective and efficient information systems could have an adverse effect on a target business’ competitive position, financial condition and results of operations.

A target business will face significant competitive pressures that could cause demand for its products or services to decrease and reduce its revenues and/or profitability.

A target business may compete with a large number of other companies in its selected lines of business. Competition in the insurance industry is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, the quality of services provided, the speed of claims payments, the reputation and experience of the insurer and ratings assigned by independent rating organizations, such as A.M. Best. A target business may compete with larger insurers, and many of these competitors will have greater financial and marketing resources than a given target business. The profitability of a target business could be reduced, or it could incur significant losses, if it loses business to competitors offering similar or better products at or below its prices.

Industry developments may further increase competition in the insurance and reinsurance industry. These developments include:

•	an influx of new capital as a result of the formation of new insurers in the marketplace and the expansion of existing companies in response to better pricing or terms;

•	consolidation in the insurance industry;

•	changing marketing and sales practices caused by the Internet;

•	programs in which state-sponsored entities provide property insurance in catastrophe-prone areas; and

•

insurance or risk-linked securities, derivatives and other non-traditional risk transfer mechanisms and vehicles which are being developed and offered by other parties, including non-insurance company entities.

New competition resulting from these and other developments could cause the supply and/or demand for insurance or reinsurance products and services to change, which could limit the ability of a target business to price its products at attractive rates and thereby affect its underwriting results and earnings.

A downgrade in the claims paying and financial strength ratings of a target business may cause significant declines in its revenues and earnings.

If we enter into a business combination with an insurance company, our financial strength will be monitored by regulatory authorities and private companies, such as A.M. Best. Claims paying and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best focuses on balance sheet strength (including capital adequacy and loss expense reserve adequacy), operating performance and business profile. A reduction in a target business’ performance under these criteria could result in a downgrade of its A.M. Best rating. Any downgrade of this rating could cause any brokers, agents, retail brokers or insureds with whom a target business works to choose other, more highly rated competitors, which could cause significant declines in the revenues and earnings of the target business. A ratings downgrade could also increase the cost or reduce the availability of reinsurance to the target company.

Changes in market interest rates or in the equity security markets may impair the performance of a target business’ investments, the sales of its investment products and issuers of securities held in the portfolio of the target business.

A target insurance business will depend on income from its investment portfolio for a significant portion of its revenues and earnings. The performance of a target business’ investment portfolio depends in part upon the level of interest rates, equity security prices, real estate values, the performance of the economy generally, the performance of issuers of securities held in the portfolio of the target business and other factors that are beyond a target business’ control. Changes in these factors may impair a target business’ net investment income and, thus, reduce or eliminate our profitability.

In addition, a target business may face significant liquidity risk if the maturity and the duration of its investment portfolio are not correlated with the liquidity requirements of its liabilities. To the extent that a target business is unsuccessful in correlating its investment portfolio with its expected liabilities, a target business may be forced to liquidate investments at times and prices that are not optimal, which could harm the performance of its investment portfolio.

If we effect a business combination with a life insurance or annuity company, then the target business would be exposed to the risk that changes in interest rates may reduce the “spread,” or the difference between the amounts that it is required to pay under the contracts in its general account, principally traditional whole life insurance, fixed annuities and guaranteed investment contracts, and the rate of return it is able to earn on general account investments to support obligations under the contracts. A reduction of its spread due to changes in interest rates or equity security markets may reduce or eliminate a target life insurance and/or annuity business’ profitability.

If we acquire or become a holding company of a target business or businesses, we will depend on dividends and other payments from our operating subsidiaries to fund our operations, which may be subject to statutory or regulatory restrictions.

If we acquire or become a holding company with operating subsidiaries, our principal source of funds would be cash dividends and other permitted payments from our operating subsidiaries. There are statutory and regulatory restrictions on the amount of dividends an insurance company subsidiary may pay to a holding company. In addition, insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends. If our operating subsidiaries were unable to make payments to us or were able to pay only limited amounts, we may be unable to fund our operations, make interest or principal payments on any indebtedness we may incur or pay dividends on our common stock, although our board of directors does not currently anticipate declaring any stockholder dividends in the foreseeable future.

The continued threat of terrorism, the occurrence of terrorist acts and ongoing military actions could reduce our earnings or cause us to incur losses.

The continued threat of terrorism and ongoing military actions, as well as heightened security measures in response to these threats and actions, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could reduce the value of the assets in the investment portfolio of a target business. We cannot predict whether, or the extent to which, companies in which a target business invests may suffer losses as a result of financial, commercial or economic disruptions, or how any of these disruptions might affect the ability of those companies to pay interest or principal on their securities. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause a target business to retain more risk than we otherwise would retain if it were able to obtain reinsurance at lower prices. In addition, the occurrence of terrorist actions could result in higher claims under a target business’ insurance policies than it had anticipated.

If our target business’ established reserves for insurance claims are insufficient, its earnings may be reduced or it could suffer losses.

In accordance with insurance industry practice and accounting and regulatory requirements, the target business must establish and maintain reserves for claims and claims expenses related to any risk-bearing insurance businesses in which it engages. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally using actuarial projection techniques at a given accounting date. These reserve estimates are based on an assessment of facts and circumstances then known, a review of historical settlement patterns, development in the frequency, severity and pattern of claims between the estimated and actual amounts, judicial trends, regulatory changes and inflation and foreign currency fluctuations. In the case of life insurance and annuity companies, reserves for future benefits and claims are based on a number of factors, including mortality rates, expected claims, policy persistency, future premium amounts and rates of return on investments. Because the establishment of claims reserves is an inherently uncertain process involving estimates, ultimate losses may exceed claims reserves, which would reduce the earnings of any acquired business and could cause us to incur losses.

A target business may be unable to attract and retain brokers, agents and other distributors, which may be detrimental to its financial condition and operating performance.

An insurance or reinsurance company may sell its products through one or more independent distribution channels, including general agents, brokers, wholesalers, financial institutions, financial planners, association groups, third party marketing organizations, and other independent producers and sales specialists, as well as through captive channels. Success in competing for sales through these intermediaries depends upon factors such as the amount of sales commissions and fees paid, the breadth of products offered, the strength of a target business’ brand, the marketing and services provided, an insurance carrier’s perceived stability and financial strength ratings, and the strength of relationships maintained with individuals at those firms. An insurance carrier’s inability to continue to recruit or retain productive distributors of its products could reduce its ability to maintain or increase its policy base, thereby reducing its revenues and possibly impairing its profitability.

Reinsurance and derivative instruments may not be adequate or available to protect a target business against losses, and a target business may incur losses due to the inability of its reinsurers to meet their obligations.

In the normal course of business, a target insurance business will seek to reduce losses that may arise from catastrophes or other events that cause unfavorable underwriting results through the acquisition of reinsurance. Under the reinsurance arrangements, other insurers assume a portion of the losses and related expenses. However, the target business may remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements may not eliminate the obligation to pay claims. In addition, a target business may be subject to credit risk with respect to its ability to recover amounts due from reinsurers. Even if a target business periodically evaluates the financial condition of reinsurers to minimize its exposure to significant losses from reinsurer insolvencies, its reinsurers may become financially unsound by the time their financial obligations become due and may not pay the reinsurance amounts that they owe to a target business or may not pay them on a timely basis. In addition, the availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. Reinsurance may not be available in the future at commercially reasonable rates, and any decrease in the amount of reinsurance will increase risk of loss.

The insurance business is historically cyclical, and a target business may experience periods with excess underwriting capacity and unfavorable premium rates; conversely, a target business may have a shortage of underwriting capacity when premium rates are strong.

Historically, insurers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when, although premium rates were strong, insurers had shortages of capacity and could not fully take advantage of the favorable premium levels. The period 2002 through 2005 generally saw favorable market conditions in terms of attractive rates and terms. However, if the supply of insurance increases, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, premium prices may decrease, which could reduce the profitability of any target business we acquire. In addition, changes in the frequency and severity of losses suffered by insureds and insurers in the property and casualty sector may affect the cycles of the insurance business significantly, and we expect any target business we acquire in the property and casualty sector to experience the effects of such cyclicality. Similarly, a prolonged general economic downturn or poor performance of the equity and other capital markets could impair the market for many annuity and life insurance products.

Severe natural and man-made disasters and other catastrophes may result in an increase in the number and amount of claims filed against insurers, which may affect our earnings.

Property and casualty insurers are exposed to the risk of severe weather conditions and other natural and man-made catastrophes. Catastrophes can be caused by various events, including volatile and unpredictable natural events such as severe winter weather, tornados, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and man-made events such as pollution, explosions and terrorist attacks. The frequency and severity of events, and the losses associated with them, are inherently unpredictable and sometimes cannot be reserved for adequately.

In addition, there is a high degree of uncertainty with respect to future exposure from asbestos, environmental, medical malpractice, general liability and other long-term liability claims because of significant issues surrounding the liabilities of insurers, diverging legal interpretations and judgments in different jurisdictions and aggressive litigation, particularly in the United States. These uncertainties include the extent of coverage under insurance policies, whether or not particular claims are subject to an aggregate limit, the number of occurrences involved in particular claims and new theories of insured and insurer liability. Given uncertainties surrounding the claims, a target business’ losses, if any, may exceed its claims reserves and our results of operations may suffer as a result.

If we acquire a target business in the property catastrophe sector, we could be exposed to a geographic concentration of risks which, in the event of the occurrence of any significant catastrophe within that geographic region, could result in significant losses to the target business.

If we were to invest in a company, either directly or indirectly through its holding company parent, underwriting property catastrophe-type coverages, our operating results in any given period would depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods. If our target business underwrote risks based on information generally supplied by the broker market, we would depend on the quality of that information and, if the information was not fully developed or supplemented, the business could develop a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. Although we intend to be prudent in terms of the businesses we seek to acquire, we cannot assure you that a target business would not experience geographic concentration of risk, with our results of operations fluctuating, or deteriorating, as a consequence of this concentration of risk.

Certain tax risks may affect a target company’s life insurance business.

The market for many annuity and variable life insurance products for persons subject to U.S. federal income tax is based in large part on the favorable tax treatment these products receive relative to some other financial products. Any material change in such tax treatment, such as the imposition of a “flat tax” or a national sales tax in lieu of the current U.S. federal income tax structure, making permanent the repeal of the estate tax, or providing for the taxation of the “inside build-up” of life insurance or annuity contracts, could decrease or eliminate the market for any annuity, life insurance, and reinsurance products a target business may have. For example, in 2005, legislation was proposed in Congress which could reduce the attractiveness of corporate-owned life insurance contracts. Legislation was also introduced which would impose an excise tax on the acquisition of a life insurance contract previously owned by a charity. Such legislation, if enacted, could reduce our revenues and reduce or eliminate our profitability if we effect a business combination with a life insurance or annuity company.

We may be limited in our ability to raise additional capital in the future, and if the target business we acquire is small relative to the insurance industry, lack of scale may impair our ability to acquire additional capital.

Our future capital requirements will depend on many factors, including our ability to profitably operate any target business we acquire, write new business successfully and establish premium rates and reserves at levels sufficient to cover losses associated with the target business. To the extent that the funds generated by the ongoing operations and existing capitalization of any target business we acquire are insufficient to fund future operating requirements, liquidity needs, growth expectations and to cover claim payments, we may need to raise additional funds through financings. If the target business we acquire is small relative to other industry participants, any equity or debt financing, if available at all, may be on terms that are not favorable. If we cannot obtain adequate capital, our ability to grow may be limited and our ability to withstand and cover losses may be impaired.

If we are unable to keep our clients’ submissions confidential, we could lose business and be subject to significant civil and criminal penalties.

We anticipate that any target business we acquire will retain confidential information in its computer systems, relying on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent a target business’s security measures and penetrate its computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states and foreign countries require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. As a result, any compromise to the security of a target business’s computer systems that results in inappropriate disclosure of personally identifiable customer information could damage the reputation in the marketplace of the target business and deter people from purchasing its products. Any disclosure of personally identifiable customer information could also subject the target business to significant civil and criminal liability.

We may effect a business combination with an entity organized under the laws of any state of the United States, Canada, Bermuda or the Cayman Islands. Seeking to effect a business combination with an entity outside the United States could increase our costs, delay the business combination beyond the time period requirements described in this prospectus and, if completed, would expose us to the risks attendant to operating internationally.

Seeking to effect a business combination with an entity outside of the United States could expose us to increased costs and delay completion of the business combination. For example, a target company’s financial statements may be reported in accordance with the domiciliary country’s GAAP or in accordance with the domiciliary country’s statutory accounting requirements for insurance companies, rather than U.S. GAAP. Reconciling these financial statements to U.S. GAAP may be time-consuming and expensive. Moreover, the reconciliation process may not uncover all of the applicable accounting issues, which could, among other negative effects, expose our directors and officers to stockholder litigation, and, if errors in such reconciliation were found following the business combination, increase the potential for regulatory scrutiny of our accounting practices and cause us to restate previously announced financial results.

If we complete a business combination with a target company, including an insurance holding company, that operates outside the United States, we may be subject to risks relating to:

•	deterioration of relations between the United States and such country and social unrest, political upheaval, and policy changes;

•	currency exchange rate fluctuations and currency exchange controls;

•

potentially adverse consequences in complying with foreign laws and regulations, including more cumbersome corporate disclosure, governance and regulatory requirements, less protection for intellectual property rights or property rights in general, and restrictions in dividend payments;

•	difficulties in staffing and managing foreign operations and in assimilating cultural and managerial differences; and

•	potentially adverse tax consequences, including a more burdensome tax system, withholding taxes on income and capital gains, and termination or reduction of tax incentives.

Further, if we determine to change domiciles in connection with a business combination, the new jurisdiction’s laws will likely govern our business combination and future agreements, as well as our corporate governance, which may impede our ability to enforce our legal rights and result in a significant loss of business, business opportunities or capital.

Risks Associated with Our Common Stock

The exercise of incentive warrants held by our Sponsor and several of our officers and directors to purchase common stock could reduce our earnings per share and create dilution without providing us with additional capital.

Before the closing of our private placement, we issued an aggregate of 1,420,000 incentive warrants to purchase our common stock to our Sponsor and several of our officers and directors. 710,000 incentive warrants will be exercisable beginning three months after a business combination if, and only if, the closing price of our common stock equals or exceeds $11.00 per share for at least 20 trading days within a any 30-trading day period preceding the date of exercise, provided that a current registration statement is in effect and a current prospectus is available with respect to the common stock issuable upon exercise of each of the public warrants and the incentive warrants. The additional 710,000 incentive warrants will be exercisable beginning three months after a business combination if, and only if, the closing price of our common stock equals or exceeds $12.00 per share for at least 20 trading days within any 30-trading day period preceding the date of exercise, provided that a current registration statement is in effect and a current prospectus is available with respect to the common stock issuable upon exercise of each of the public warrants and the incentive warrants. The warrants will expire at 5:00 p.m., New York City time, on February 1, 2012. We have agreed to use our best efforts, at our expense, to file a registration statement to register the common shares underlying such incentive warrants under the Securities Act within 60 days from the time the warrants first become exercisable. The exercise of these warrants could dilute our earnings per share. In addition, if the holders of these warrants exercise their right to utilize the cashless exercise feature, you could suffer dilution without a corresponding addition to our financial resources.

Our outstanding warrants may cause the market price of our common stock to be substantially less than it would have been had the warrants not been issued, and may make it more difficult to use our common stock to effect a business combination.

In addition to the incentive warrants granted to our Sponsor and to several of our officers and directors, we issued warrants to purchase 9,962,400 shares as part of the units offered in our initial public offering and overallotment option exercise, and warrants to purchase 250,000 shares of common stock as part of the units sold to our Sponsor in the private placement, although exercise of the private placement warrants is, by the grant terms, subject to the condition that there be an effective registration statement with respect to each of the public warrants and the private warrants. The potential for the issuance of substantial numbers of additional shares upon exercise of these warrants, as well as the $8.00 per share exercise price of these warrants, could cause our common stock to trade at a price that is less than it would be if the warrants had not been issued. These warrants could cause our common stock to be less attractive to a potential acquiree as consideration and may reduce or eliminate our ability to raise capital through offerings of common stock or securities convertible to common stock, thereby impairing our ability to complete suitable business combinations or develop or fund the growth of businesses that we do acquire. The potentially dilutive effect of the warrants on the value of stock options could also discourage senior executives of the target business, or other management candidates whom we seek to hire, from staying on or joining the target business after a business combination.

If our Sponsor and our officers and directors exercise their registration rights and sell their shares, the market price of our common stock may fall. The existence of these rights may make it more difficult for us to effect a business combination.

Our Sponsor and our directors and officers have the right to require us to register the resale of their common stock. If they exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 4,407,500 shares of common stock eligible for trading in the public market. Sales of substantial amounts of common stock, or the perception that such sales could occur, could reduce the price at which our common stock might otherwise trade. In addition, the existence of these rights may make it more difficult for us to effect, or may increase the cost of, a business combination with a target business, as the stockholders of a particular target business, particularly if the consideration consists in part of our common stock, or incumbent or new managers of the target business, may be unwilling to enter into a business combination with us or may request a higher price as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock. This will be particularly relevant in the case of a prospective business combination for which our equity securities comprise a portion of the consideration.

The American Stock Exchange may delist our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange. We cannot assure you that we will be able to maintain that listing. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. If we are unable to meet those stricter listing requirements, our securities would not be listed on the American Stock Exchange and might not be listed on any securities exchange.

If we are unable to maintain the listing of our securities on the American Stock Exchange, we could face significant material adverse consequences including:

•	decreased trading liquidity and a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock,” with the consequences described in “If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be greatly reduced”;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be greatly reduced.

If at any time we have net tangible assets of $5.0 million or less and our common stock has a market price of less than $5.00 per share, transactions in our common stock may become subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•

provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions, related transaction costs will rise and trading activity in our securities may be greatly reduced. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

The redemption rights of our public stockholders may impair our ability to effectuate the most desirable business combination or optimize our capital structure.

Each public stockholder has the right to have his common stock redeemed for cash if the stockholder votes against our initial business combination and we complete the transaction. Because we will not know how many stockholders may exercise their redemption rights at the time we propose our initial business combination, we must reserve part of the Trust Account for possible payment upon such redemption, which would reduce the amount we have available to effect the business combination and, accordingly, the size of potential target businesses we can acquire, and we may need to arrange debt, equity or other financing to help fund the business combination, which would increase our acquisition costs and operating costs. Moreover, if more stockholders exercise their redemption rights than we anticipate and the amount we have reserved in the Trust Account for redemptions is insufficient, we would need to increase any amount of financing we must obtain. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we may be compelled to materially modify the terms of such business combination (including the nature of the consideration paid) or abandon that particular business combination and seek alternative target business candidates. We have not entered into nor contemplated financing arrangements with any third parties to raise any additional funds, whether through the sale of securities or otherwise, that we may need to consummate a business combination for consideration in excess of our available assets at the time of acquisition.

If we are deemed to be an investment company, we would be subject to burdensome regulation which would restrict our activities and make it difficult for us to complete a business combination.

In order not to be regulated as an investment company under the Investment Company Act of 1940, or the 1940 Act, we must either qualify for an exclusion or ensure that our activities do not involve investing, reinvesting, owning, holding or trading “investment securities.” We have invested the funds in the Trust Account only in Treasury Bills issued by the United States having a maturity of 180 days or less or money market funds meeting the criteria under Rule 2a-7 under the 1940 Act and will continue to so invest such funds until we use them to complete a business combination. By limiting the investment of the funds to these instruments, we believe that we will not be considered an investment company under the 1940 Act. The Trust Account is intended only as a holding place for funds pending the earlier to occur of either the consummation of our primary business objective, which is a business combination, or our dissolution and return of the funds held in the Trust Account to our public stockholders as part of our stockholder approved plan of dissolution and liquidation. If our stockholders do not approve a plan of dissolution and liquidation and the funds remain in the Trust Account for an indeterminable amount of time, we may be considered to be an investment company and thus be required to comply with the 1940 Act.

If we are deemed to be an unregistered investment company, among other things, any contract we enter into while unregistered would be rendered unenforceable. In addition, if we did register under the 1940 Act, we would be subject to certain restrictions on our activities, including:

•	restrictions on the nature of our investments;

•	restrictions on the issuance of securities; and

•	restrictions on the amount of debt we may incur;

each of which may make it difficult for us to consummate a business combination. In addition, we would become subject to burdensome regulatory requirements, including reporting, record keeping, voting, proxy and disclosure requirements.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We maintain our executive offices at 2929 Arch Street, Suite 1703, Philadelphia, Pennsylvania 19104. The cost for this space is included in the $7,500 per month fee we have agreed to pay Cohen Brothers, LLC for general and administrative services. We pay this fee from the interest earned on the Trust Account, which we are permitted to withdraw. The agreement for administrative services with Cohen Brothers, LLC, which covers the rental of this space, continues until the earlier of the completion of a business combination or upon our dissolution. We consider our current office facilities suitable for our business as it is presently conducted. We do not own any real estate or other physical properties.

Item 3.	Legal Proceedings

There is no litigation currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market

Our units, which consist of one share of our common stock, par value $.0001 per share and one warrant to purchase an additional share of our common stock, commenced trading on the American Stock Exchange under the symbol “DEKU,” on February 2, 2007. Our units were not listed on any exchange or interdealer quotation system in 2006.

Holders of Common Equity

As of March 26, 2007, there were two holders of record of our units and seven record holders of our common stock (including holders of common stock included in our units).

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends before we complete our initial business combination. Thereafter, dividend payments will depend upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Our board of directors currently intends to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the past three years, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares
Cohen Bros. Acquisitions, LLC	1,658,333
Daniel G. Cohen(1)	165,833
Thomas H. Friedberg	248,750
Paul Vernhes	207,292
David Nathanial	207,292

(1)	Daniel G. Cohen is the majority interest owner and the Chairman of the Board of Managers of Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of Cohen Bros. Acquisitions, LLC. As such he may be deemed to be the beneficial owner of the shares that it owns.

These shares were issued on March 17, 2006 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) as they were sold to “accredited investors” as defined in Rule 501(a) of the Securities Act. The shares issued were sold for an aggregate offering price of $24,875 at a purchase price of $0.01 per share. No underwriting discounts or commissions were paid with respect to such sales. On August 1, 2006, Cohen Bros. Acquisitions, LLC transferred 150,000 of its shares for $0.01 per share to Christopher Ricciardi, who had then been appointed our Vice Chairman and Director, and who is now our Managing Director. On December 20, 2006, Cohen Bros. Acquisitions, LLC transferred 50,000 shares for $0.01 per share to Thomas H. Friedberg who had then been appointed our Chief Executive Officer.

Our Sponsor purchased 250,000 units on January 30, 2007 at $10.00 per unit, in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2). No underwriting discounts or commissions were paid with respect to such sales. Each of the units consist of one share of common stock and one warrant that is exercisable for one share of common stock at an exercise price of $8.00 per share. These warrants are exercisable on the date of the completion of the business combination or February 1, 2008, provided that a registration statement is in effect and a current prospectus with respect to the common stock issuable upon exercise of the public warrants and the private warrants is available. These warrants expire on February 1, 2011 or earlier upon their redemption.

Use of Proceeds from the Registered Offering and the Private Placement

On February 7, 2007, we consummated our initial public offering of 9,700,000 units, each consisting of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $97,000,000. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Maxim Group LLC served as the underwriters for our initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-134776). The Securities and Exchange Commission declared the registration statement effective on February 1, 2007.

On January 30, 2007, we consummated a private placement whereby our Sponsor purchased an aggregate of 250,000 units at $10.00 per unit, generating gross proceeds of $2,500,000.

The total proceeds of the public and private offerings was $99,500,000. We incurred $7,400,000 of offering expenses, including $1,940,000 of deferred underwriting compensation. Our Sponsor had previously advanced $300,000 to us to pay offering expenses which we repaid from the offering proceeds. After retaining $40,000 for working capital, we placed the $92,060,000 balance, together with the $1,940,000 of deferred underwriting compensation in the Trust Account for use as set forth in Item 1, “Business – Effecting a Business Combination”. Pending that use, the funds in the Trust Account have been invested in the U.S. Treasury debt instruments having a maturity date of less than 180 days. We may also invest these funds in money market funds meeting the criteria of Rule 2a-7 under the Investment Company Act of 1940.

On March 21, 2007, the underwriters of our initial public offering purchased an additional 262,400 units of the 1,455,000 units of their overallotment option. These units were purchased at the initial public offering price of $10.00 per unit generating gross proceeds of $2,624,000. After the underwriters’ discount of $52,480, the net proceeds were $2,571,520, including $104,960 in deferred underwriting compensation, and were deposited into the Trust Account and have been invested in the U.S. Treasury debt instruments having a maturity date of less than 180 days. We incurred approximately $8,500 of expenses in connection with the underwriters’ partial exercise of their overallotment option, including $104,960 of deferred underwriting compensation.

The initial public offering has been completed, with all of the units having been sold. No portion of the proceeds of the offering were paid to directors, officers, holders of 100% or more of any class of our equity securities or their affiliates, except for the $300,000 reimbursement to our Sponsor for offering costs it had advanced to us, referred to above.

Repurchases of Equity Securities

None

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in connection with “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations” and our financial statements, including the notes, included elsewhere herein.

Year Ended December 31, 2006
Statement of Operations Data:
Total revenue	$—
Operating expenses	$647
Net loss	$(647)
Basic and diluted net loss per share	$(0.00)

As of December 31, 2006
Balance Sheet Data:
Cash	$253,138
Working capital deficit	$(373,370)
Total assets	$665,736
Total stockholders’ equity	$24,228

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on February 28, 2006 as a blank check company for the purpose of effecting a business combination with one or more businesses in the insurance industry. We intend to use cash derived from the proceeds of our recently completed initial public offering and the private placement, and, if required, further equity or debt financing, to effect a business combination.

If we issue additional shares of our capital stock as consideration in a business combination it may result in:

•	significant dilution of the interest of our public investors in our company;

•

if we issue a sufficient number of shares, a change in control of our company, which may among other things, result in the resignation or removal of our existing officers and directors and could reduce or eliminate our ability to use our net operating loss carry forwards, if any, for tax purposes; and

•	reduced market prices for our common stock.

Similarly, if we issue notes or other debt securities, it could result in:

•	increased expenses to pay debt service;

•	if the debt has a variable rate, increased vulnerability to changes in market interest rates, since our revenues may not increase, or may decrease, if interest rates rise;

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to service our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•

our inability, or limitations on our ability, to obtain additional financing, if necessary, if the debt contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

•	prohibitions or limitations on our ability to pay dividends on our common stock;

•

requirements that we dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which would reduce the funds available for dividends on our common stock, working capital, capital expenditures, business combinations and other general corporate purposes; and

•	limitations or prohibitions on business combinations, capital expenditures or other business operations unless we meet particular financial or operational tests.

Results of Operation and Liquidity

Our entire activity since inception has been limited to organizational activities, activities relating to our initial public offering and, since our initial public offering, activities relating to identifying and evaluating prospective acquisition targets. We have neither engaged in any operations nor generated any revenues to date, other than interest income earned on the proceeds of our initial public offering. Since our initial public offering was not consummated until February 7, 2007, from the date of inception through December 31, 2006, we did not earn any interest income.

The gross proceeds from the sale of the units in our initial public offering and the private placement were $99,500,000. Of that amount, after deducting offering expenses of $610,000 (including reimbursement of $300,000 advanced by our Sponsor to pay offering expenses), underwriting discounts and commissions of $4,850,000, deferred underwriting compensation of $1,940,000 and working capital of $40,000, we deposited $92,060,000 in the Trust Account. In addition, we deposited $1,940,000 of deferred underwriting compensation into the Trust Account. The gross proceeds from the sale of the additional 262,400 units to the underwriters of our initial public offering in connection with the exercise of their overallotment option were $2,624,000. Of that amount, after deducting the underwriters’ discount of $52,480, we deposited $2,571,520 into the Trust Account (including $104,960 of deferred underwriting compensation). Our Sponsor provided an irrevocable letter of credit in the principal amount of $3,291,000 issued by Commerce Bank for the benefit of the public stockholders and the Trust Account so that, if we do not complete a business combination within the required time periods, the Trust Account will have sufficient funds to distribute at least $10.00 per share to our public stockholders.

The amount of the letter of credit is the amount that, together with the proceeds of our initial public offering and the amount of the underwriters’ deferred compensation, will result in the Trust Account and, to the extent required, American Stock Transfer & Trust Company, as trustee for the Trust Account, having available $10.00 per share. For a discussion of risks pertaining to our ability to distribute $10.00 per share upon dissolution or liquidation if we do not complete a business combination, see Item 1A, “Risk Factors—Risks Associated with Our Business—If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by our public stockholders from the Trust Account as part of our plan of dissolution and liquidation may be less than $10.00 per share” and “—Our stockholders may be held liable for claims of third parties to the extent of distributions received by them.” The fees charged by Commerce Bank in connection with the issuance of the letter of credit and all periodic and other fees related to the letter of credit will be paid by our Sponsor and reimbursed by us from amounts we are permitted to draw from the interest earned on the Trust Account. However, any amounts drawn under the letter of credit will be the sole responsibility of our Sponsor. The letter of credit will expire on the earlier to occur of:

•	completion of a business combination;

•	completion of our dissolution or liquidation; or

•

accrual of $5,600,000 of interest income, after payment of or reserves for taxes, on funds held in the Trust Account, including up to $2,500,000 of the interest income that we may withdraw for working capital and, if necessary, up to $100,000 of the interest income that we may withdraw for expenses of dissolution and liquidation.

In addition, the letter of credit will expire if on August 1, 2008 (or, if by August 1, 2008 a letter of intent or definitive agreement with respect to a business combination has been executed but the business combination contemplated by such letter of intent or definitive agreement has not been consummated, on February 1, 2009) there is at least $99,624,000 in the Trust Account, including interest earned on funds in the Trust Account but net of payment of or reserves for taxes, outstanding claims and accrued expenses payable out of the $2,500,000 we are permitted to draw as working capital and, if necessary, payment of up to $100,000 for dissolution and liquidation expenses. To the extent that there is less than $99,624,000 in the Trust Account on August 1, 2008 or February 1, 2009, as applicable, our Sponsor may cause termination of the letter of credit by contributing to the Trust Account an amount in cash equal to the difference between $99,624,000 and the amount then available in the Trust Account. Our Sponsor will receive no additional consideration for such contribution other than the termination of its letter of credit obligations.

The funds held in the Trust Account are currently invested in Treasury Bills issued by the United States government having a maturity of 180 days or less. We also have the option to invest the funds in money market funds meeting the criteria under Rule 2a-7 under the 1940 Act. Interest earned will be applied in the following order of priority:

•	payment of taxes on Trust Account interest;

•

our working capital requirements before we complete a business combination, to a maximum of $2,500,000, and, if necessary, funding up to $100,000 of the costs of our potential dissolution and liquidation;

•	solely if we complete a business combination, payment of interest on the amount of deferred underwriters’ compensation payable to the underwriters in our initial public offering; and

•	the balance, if any, to us if we complete a business combination or to our public stockholders if we do not complete a business combination.

We believe that the interest earned on Trust Account funds in the period before we effect a business combination will be sufficient to fund our operations and costs relating to the acquisition of a target business or to fund the costs and expenses relating to our liquidation and dissolution if we do not consummate a business combination.

We expect to use substantially all of the net proceeds of our initial public offering and the private placement to acquire a target business, including payment of expenses we incur in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that we use debt or equity securities as consideration in a business combination and do not use all of the funds in the Trust Account, we will use the remaining Trust Account funds to finance the operations of the target business. We believe that the $2,500,000 that we are allowed to draw from interest earned on the Trust Account will be sufficient to allow us to operate until at least February 1, 2009, even if we do not complete a business combination during that time.

Before our initial public offering, our Sponsor loaned us $300,000, without interest which we used to pay a portion of the expenses of our initial public offering, such as SEC registration fees, NASD registration fees, blue sky fees and expenses, fees relating to listing our securities on the American Stock Exchange and legal and accounting fees and expenses. We repaid this loan from the proceeds of our initial public offering, as referred to above.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have issued warrants in conjunction with our initial public offering and private placement, and have also issued incentive warrants. These warrants may be deemed to be equity linked derivatives and, accordingly, represent off balance sheet arrangements. As more particularly discussed in Note 2 to the notes to our financial statements, and as permitted under EITF 00-19, we account for these warrants as stockholders’ equity and not as derivatives.

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. Following the end of our fiscal year, on February 1, 2007, we entered into a Service Agreement with the parent of our Sponsor requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. Because the Trust Account was not funded until February 2007, we were not subject to interest rate fluctuation risk for our 2006 fiscal year.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dekania Corp.

We have audited the accompanying balance sheet of Dekania Corp. (a corporation in the development stage) as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from February 28, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dekania Corp. as of December 31, 2006 and the results of its operations and its cash flows for the period from February 28, 2006 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 12, 2007, except for the second paragraph of Note 5 for which the date is March 21, 2007

DEKANIA CORP.

(a corporation in the development stage)

BALANCE SHEET

December 31, 2006
ASSETS

Current Assets
Cash in related party bank	$253,138
Prepaid expenses and other current assets	15,000

Total current assets	268,138
Deferred offering costs	397,598

Total assets	$665,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Due to stockholder	$106,508
Accrued expenses-principally professional fees	235,000
Note payable, stockholder	300,000

Total liabilities	641,508

Commitments

Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 1,000,000 shares; no shares issued and outstanding	$—
Common stock, par value of $0.0001, authorized 30,000,000 shares; issued and outstanding 2,487,500	249
Additional paid-in capital	24,626
Deficit accumulated during the development stage	(647)

Total stockholders’ equity	24,228

Total liabilities and stockholders’ equity	$665,736

The accompany notes should be read in conjunction with the financial statements

DEKANIA CORP.

(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the period from February 28, 2006 (inception) to December 31, 2006
Formation and operating costs	$647

Net loss	$(647)

Weighted average shares outstanding	2,349,306

Net loss per share (basic and diluted)	$(0.00)

The accompanying notes should be read in conjunction with the financial statements

DEKANIA CORP.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from February 28, 2006 (inception) to December 31, 2006

	Common Stock		Additional paid-in capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Common shares issued March 17, 2006 at $.01 per share	2,487,500	$249	$24,626	$—	$24,875
Net loss	—	—		(647)	(647)

Balance at December 31, 2006	2,487,500	$249	$24,626	$(647)	$24,228

The accompany notes should be read in conjunction with the financial statements.

DEKANIA CORP.

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period from February 28, 2006 (inception) to December 31, 2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(647)
Adjustment to reconcile net loss to net cash used in operating expenses Changes in:
Increase in prepaid expenses	(15,000)

Net cash used in operating activities	(15,647)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable, stockholder	300,000
Proceeds from sale of common stock	24,875
Proceeds from stockholders advance	106,508
Payment of deferred offering costs	(162,598)

Net cash provided by financing activities	268,785

Net increase in cash	253,138

Cash at beginning of period	—

Cash at end of period	$253,138

Non cash financing activity: accrual of deferred offering costs	$235,000

The accompanying notes should be read in conjunction with the financial statements

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization, proposed business operations and summary of significant accounting policies

Nature of Operations

Dekania Corp. (the “Company”) was incorporated in the State of Delaware on February 28, 2006 as a blank check company formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the insurance industry in the United States, Canada, Bermuda and the Cayman Islands.

At December 31, 2006, the Company had not yet commenced any operations. All activity through December 31, 2006 relates to the Company’s formation, a private placement (“Private Placement”) and the initial public offering (“Public Offering” and, together with the Private Placement, the “Offerings”) described below. The Company has selected December 31 as its fiscal year-end.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning 30% or more of the outstanding stock sold in the Offerings, vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,487,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote any shares they acquired in the Public Offering or in the aftermarket in favor of the business combination. Cohen Bros. Acquisitions, LLC (“Cohen Bros.”) has also agreed to vote all shares that it purchased in the Private Placement in favor of a business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $10 per share (inclusive of a pro rata portion of deferred underwriting compensation of $ 0.20 per share) plus any interest earned on their portion of the Trust Account (as defined below) (net of taxes payable), excluding Trust Account interest used to fund working capital needs and expenses up to a maximum of $2,500,000. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares sold in the Proposed Offerings may seek redemption of their shares in the event of a business combination.

The Company’s Second Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have waived their right to liquidation distributions with respect to the shares of common stock included in units purchased in the Private Placement and shares of common stock purchased upon formation of the Company. Accordingly, in the event of such liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

Cash

The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account. A director of the Company is also the chairman of the holding company of the bank where the deposit account is maintained.

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Income Taxes

The Company recorded a deferred income tax asset of $220 for the tax effect of temporary differences, aggregating $647. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock issuable upon the exercise of options and warrants are excluded from the computation since their effect, for the periods presented, are anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

2. Deferred offering costs

Deferred offering costs consist principally of legal fees and other fees incurred through the balance sheet date that are related to the Offerings and that will be charged to capital upon the receipt of the capital raised.

3. Note payable, stockholder

The Company issued an unsecured promissory note to Cohen Bros., a related party, totaling $300,000 on March 27, 2006. The note does not bear interest and is payable in full on the earlier of (i) December 31, 2007 or (ii) three (3) business days after the date on which the Company consummates the Public Offering. Due to the short-term nature of the promissory note, the fair value of the note approximates its carrying value.

This note was subsequently paid in full on February 12, 2007.

4. Preferred stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

5. Subsequent Events

On February 7, 2007 the Company sold 9,700,000 units to the public at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrant (“public warrant”). Each public warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $8.00 commencing the later of the completion of a business combination with a target business or on February 1, 2008 and expiring on February 1, 2011. On March 21, 2007, the Company completed the sale of an additional 262,400 units which were subject to the overallotment option of the underwriters. These units were purchased at the initial offering price of $10.00 per unit. All of the warrants, except incentive warrants, will be redeemable by the Company at a price of $0.01 per warrant upon 30 days notice after the public warrants become exercisable, only in the event that the closing price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given and only if a current registration statement is effective and a prospectus is available with respect to each of the common stock underlying the public warrants and private placement warrants from and including the date on which the Company issues a redemption notice to and including the date of redemption. Under the terms of the Company’s warrant agreement, no public warrants, and as applicable, no private placement or incentive warrants, will be exercisable unless at the time of exercise a current registration statement is effective and a prospectus is available relating to common stock issuable upon exercise of the public warrants, and as applicable private placement or incentive warrants, and those shares of common stock have been registered or been deemed to be exempt under the securities laws of the state of residence of the holder of the related warrants. If the Company is unable to maintain the effectiveness of such registration statement until the expiration of the public warrants, and therefore is unable to deliver registered shares, the warrants may become worthless. If the warrants expire worthless, the price paid by holders for their units will thereafter relate solely to the common stock underlying their units. None of the warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and those shares of common stock have been registered or been deemed to be exempt under the securities laws of the state of residence of the holder of the warrant. As a result, warrants included in the private placement units and incentive warrants may not be settled in unregistered shares and the holders thereof have no right to net cash settlement as a remedy for failure to deliver registered shares. In addition, the holders of warrants will not be entitled to net cash settle the warrant contract even if the warrants are not exercisable due to the failure by the Company to maintain an effective registration statement. As such, the Company has determined that the warrants should be classified in stockholders’ equity upon issuance in accordance with the guidance of EITF 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

The registration statement for the Company’s Public Offering was declared effective on February 1, 2007. On January 30, 2007, the Company completed the Private Placement of an aggregate of 250,000 units, and received net proceeds of $2,500,000. The Company consummated the Public Offering on February 7, 2007 and received net proceeds of approximately $89,600,000 (net of the deferred underwriting compensation also held in the Trust Account). On March 21, 2007, the Company completed the sale of an additional 262,400 units which were subject to the overallotment option of the underwriters and received net proceeds of $2,466,560 (net of the deferred underwriting compensation also held in the Trust Account). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offerings, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, “target business” shall include an operating business in the insurance industry that is incorporated in the United States, Bermuda or the Cayman Islands and a “business combination” shall mean the acquisition by the Company of such a target business.

Of the proceeds of the Offerings and the exercise of the overallotment option, approximately $96,500,000 is being held in a trust account (“Trust Account”), at Deutsche Bank Trust Company Americas maintained by American Stock Transfer and Trust Company, and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. The amount in the Trust Account includes $2,044,960 of contingent underwriting compensation (the “Deferred Compensation”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders vote to have their shares redeemed for cash and a business combination is consummated, and in full if a business combination is not consummated. If a business combination is consummated, the remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. On February 5, 2007, Cohen Bros. delivered a letter of credit in the amount of $3,291,000 to increase the available funds so the Trust Account will have sufficient funds to distribute at least $10.00 per share to our public stockholders.

On January 30, 2007 the Company issued to Cohen Bros. and to several of its officers and directors a total of 1,420,000 stock purchase warrants (“incentive warrants”). Each incentive warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $8.00 commencing three months after the completion of a business combination. One half of the incentive warrants may be exercised only if the Company’s common stock has traded at least at $11 per share for 20 out of any 30 trading day period preceding the date of exercise. The other half of the incentive warrants are exercisable only if the Company’s common stock has traded at least at $12 per share for 20 out of any 30 trading day period preceding the date of exercise. Exercise of the incentive warrants may be for cash or may be on a cashless basis. The incentive warrants may not be settled in unregistered shares and the holders thereof have no right to net cash settlement as a remedy for failure to deliver registered shares. The incentive warrants will expire on February 1, 2012. No incentive warrants will be exercisable unless at the time of exercise the common stock issuable upon such exercise has been registered. The Company has agreed to register the common stock underlying the incentive warrant and use its best efforts to maintain such effectiveness until the warrants expire. In addition, no incentive warrants will be exercisable at any time that a registration statements with respect to the public warrants is not effective and a prospectus is not available for use by the holders of the public warrants.

The grant of the incentive warrants will be deemed to be stock-based compensation. Therefore, pursuant to Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, the Company will record a charge to earnings of the fair value of such warrants, which the Company has estimated, using the Black-Scholes formula, to be an aggregate of $7,029,000 based upon its $8.00 exercise price. The fair value of the incentive warrant was estimated using the following assumptions: (1) expected volatility of 45.1%, (2) a risk-free rate of 4.88% and (3) a contractual life of five years and (4) a dividend rate of 0. The Company expects to record a charge to earnings over a maximum period of 27 months because the Company has factored in the two-year period that the Company has to effect a business combination and the three month vesting period for the warrants. Accordingly, on an aggregate basis, during the 27 month period following the closing of the Public Offering, the Company expects to charge $781,000 to earnings each quarter. In the event that the Company consummates a business combination prior to two years from the closing date of the Public Offering, the above amortization schedule will be accelerated.

The Company has agreed to pay to Cohen Brothers, LLC, the parent of Cohen Bros. and a related party, $7,500 a month for no more than 24 months for office space and general and administrative expenses, commencing on the date of the Public Offering, and terminating upon the date the Company consummates a business combination.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act.

Internal Control Over Financial Reporting

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Thomas H. Friedberg	67	Chairman, Chief Executive Officer, President and Director
Paul Vernhes	36	Chief Financial Officer
David Nathaniel	41	Chief Investment Officer and Secretary
Christopher Ricciardi	38	Managing Director
Daniel G. Cohen	37	Director
Steven M. Qua	74	Director
Scott C. DePetris	30	Director
Carl de Stefanis	53	Director

Thomas H. Friedberg was appointed as our Chairman and a director in December 2006, and has served as our Chief Executive Officer since our inception. Since June 2003, Mr. Friedberg has been associated with Dekania Capital Management, most recently as Managing Director. Dekania Capital Management is a division of Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our Sponsor, which manages trust preferred securities of insurance companies. Before that, from March 1999 to May 2003, Mr. Friedberg served as the President and Chief Executive Officer of Stonington Insurance Company, a specialty, non-life company that insured propane dealers, explosives distributors and long-haul truck operators, and issued surety bonds to small contractors and bail bond agents. Stonington Insurance Company is a subsidiary of RenaissanceRe Holdings Ltd. (NYSE:RNR), a publicly-held company specializing in property catastrophe reinsurance coverage. Prior to joining Stonington Insurance Company, Mr. Friedberg served as President, Chief Executive Officer and Chairman of ACCEL International Corporation (OTC:ACLE), a publicly-held specialty transportation insurer, from May 1995 to September 1998. ACCEL was comprised of both a life and a non-life company that offered specialty coverages to auto dealers, including credit life coverage for their customers and extended automobile warrantees, and various sectors of the transportation industry. Mr. Friedberg also spent eight years, from 1987 to 1995, as Chairman, President and Chief Executive Officer of Ranger Insurance Companies, another specialty non-life group, that insured propane dealers, explosives distributors, gasoline distributors, grain elevators and issued surety bonds to bail bond agents.

Paul Vernhes has served as our Chief Financial Officer since our inception. Since May 2005, Mr. Vernhes has served as the Managing Director of Cohen Frères, a French company specializing in European CDO programs of insurance company subordinated debt, including Dekania Europe CDO I, the first transaction of its kind, that won the “CDO deal of the year” award from Structured Finance International. Cohen Frères is a wholly-owned subsidiary of Cohen Brothers, LLC, the parent of our Sponsor. From May 1998 to April 2005, Mr. Vernhes worked for Compagnie de Réassurance d’Ile de France, a French reinsurance company, wholly-owned by Markel Corp. (NYSE:MKL), a public company specializing in marketing and underwriting specialty insurance products and programs, serving as an underwriter, and finished his employment there serving as Chief Financial and Accounting Officer.

David Nathaniel has served as our Chief Investment Officer and Secretary since our inception and was a Director from February to July 2006. He has served as Vice President of Cohen Brothers, LLC, the parent of our Sponsor, since February 2005. Prior to joining Cohen Brothers, LLC, from October 2002 to January 2005, Mr. Nathaniel worked for Menorah, one of the largest insurance companies in Israel, serving as the Chief

Investment Officer of its pension fund, Mivtachim Pension Funds, the largest pension fund in Israel with over $3 billion in assets under management. From September 2001 to October 2002, Mr. Nathaniel was the Executive Vice President and Chief Investment Officer of Gmul Investments Ltd., a real estate investment company where he was responsible for managing a portfolio of over $500 million of assets, principally real estate-related.

Christopher Ricciardi was appointed Managing Director in December 2006. Previously, since August 2006, he had been our Vice Chairman and a director. Since February 2006, he has been the Chief Executive Officer of Cohen Brothers, LLC and its subsidiary, Cohen & Company Securities, LLC, an investment banking and securities brokerage firm. From March 2003 until February 2006, Mr. Ricciardi was a Managing Director and Head of Global Structured Credit Products at Merrill Lynch. From March 2000 until March 2003, he was the head of U.S. Structured Credit Products at Credit Suisse First Boston.

Daniel G. Cohen has served as a director since our inception, and was our Chairman until December 2006. Since December 2006 Mr. Cohen has been Chief Executive Officer and a member of the Board of Trustees of RAIT Financial Trust (NYSE:RAS), a publicly-held real estate investment trust. Mr. Cohen has been Chairman of the Board of Directors of The Bancorp, Inc. (NASDAQ:TBBK), a publicly-held bank holding company, and Chairman of the Executive Committee of its board of directors, since 1999. Mr. Cohen is Vice Chairman of The Bancorp Bank, The Bancorp, Inc.’s bank subsidiary, and served as its Chairman from September 2000 to November 2003. Mr. Cohen was the Chief Executive Officer of Cohen Brothers, LLC and its subsidiary, Cohen & Company Securities, LLC, an investment banking and securities brokerage firm, from September 2001 until February 2006. He remains the chairman of the board of Cohen Brothers, LLC. Mr. Cohen is Chief Executive Officer of Taberna Realty Finance Trust, a Real Estate Investment Trust formed in 2005 that merged with RAIT Financial Trust in December 2006, and has been Chief Executive Officer and a trustee of RAIT Financial Trust since December 2006. From 1995 until October 2000, Mr. Cohen held senior executive positions with Resource America, Inc. (NASDAQ:REXI), a publicly-held proprietary asset management company in the financial fund management, real estate and equipment leasing sectors. Mr. Cohen was a director and Chairman of the Board of TRM Corporation (NASDAQ:TRMM), a publicly-held provider of public access ATM and copier machines from June 1998 to September 2006.

Stephen M. Qua has been a director since April 2006. From July 1957 until January 2006, Mr. Qua held several positions with Qua Auto Group ultimately becoming its President. Qua Auto Group consisted of six automobile dealerships, a car leasing company and a rental car company with annual revenues of approximately $85 million. In 1970, Mr. Qua became a founding director of ACCEL International Corporation, where he was, until his resignation from the board in January 2000, the Chairman of the Audit Committee and a member of the Executive Committee. Mr. Qua is a past director of the National Automobile Dealers Association and for twenty-one years he was a trustee of the National Automobile Dealers Association Retirement Trust and previously served in the role of chairman.

Scott DePetris has been a director since April 2006. Since February 2002, Mr. DePetris has served as Senior Vice-President at Portware, LLC, a company specializing in the development and automation of securities trading systems. Mr. DePetris was co-founder and, from April 2000 to January 2003, Vice-President of ExchangeLab, Inc, an intellectual property development company for financial services technologies. While at ExchangeLab, Mr. DePetris helped to arrange the sale of the company’s primary asset, Financial Auction Network, to a consortium of investment banks. From May 1999 to April 2000, Mr. DePetris was an associate at The Goldman Sachs Group, specializing in equity derivatives within the wealth management division.

Carl de Stefanis has been a director since August 2006. From 1987 to the present, he has been the President of IVI International, Inc. He presides as the President or Managing Director over the six companies affiliated with IVI, which focus on providing real estate advisory services on behalf of private and institutional mortgagees and equity investors. His companies have six USA-based offices and affiliates in London and Paris. For the past two years, Mr. de Stefanis has been a member of the Public Affairs Committee of the London-headquartered Royal Institution of Chartered Surveyors, the world’s oldest and largest consortium of real estate professionals with over 120,000 members located in over 100 countries.

Information Concerning the Audit Committee

Our audit committee consists of Messrs. Qua (chairman), DePetris and de Stefanis. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange, and our board of directors has determined that Mr. Qua qualifies as an “audit committee financial expert,” as such term is defined by SEC and American Stock Exchange rules. The Board of Directors determined that Messrs. Qua, DePetris and de Stefanis meet the independence standards set forth in the American Stock Exchange listing standards, and those set forth in Rule 10A-3 of the Securities Exchange Act of 1934.

The audit committee is responsible for reviewing the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal financial control. The audit committee is also responsible for selecting our independent registered public accounting firm, reviewing and approving the scope of the annual audit, reviewing with the independent public accounting firm our annual audit and annual consolidated financial statements, reviewing with management the status of internal financial control, evaluating problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, our independent registered public accounting firm or the board of directors, and evaluating all of our public financial reporting documents.

Compensation Committee Interlocks and Insider Participation

There were no members of the compensation committee during 2006. The members of the compensation committee for 2007 are Messrs. Qua, DePetris and de Stefanis.

Compensation Committee Report

Since no executive received any compensation for services during 2006, this annual report on Form 10-K does not include a “Compensation Discussion and Analysis.”

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors, executive officers and persons who own more than 10% of our common stock, are required to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. No reports pursuant to Section 16(a) of the Securities Exchange Act were required to be filed during the 2006 fiscal year.

Code of conduct and ethics

We have adopted a code of conduct and ethics that governs the conduct of our directors, officers and employees, in accordance with applicable federal securities laws and the rules of the American Stock Exchange. Our internet address is www.dekaniacorp.com and our site contains our code of business conduct and ethics.

Item 11.	Executive Compensation

No executive officer has received compensation for services rendered and no compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, including our officers and directors, or any of their respective affiliates, for services rendered to us prior to or in connection with a business combination. However, our executive officers and directors will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no specified limit on the amount of these out-of-pocket expenses. Our board of directors had heretofore designated Paul Vernhes, our Chief Financial Officer, to pass upon the reasonableness of any reimbursable expenses incurred by members of our management that exceed $1,000. In March 2007, to achieve administrative efficiencies, our board of directors designated Mr. Friedberg, our Chairman, Chief Executive Officer and President, to perform that review. To the extent that Mr. Friedberg seeks reimbursement of expenses he has incurred in excess of $1,000, such reimbursement will be reviewed by Mr. Vernhes. Other than through this review process, or the review of a court of competent jurisdiction if such reimbursement is challenged, there will be no other review of the reasonableness of these expenses.

We pay Cohen Brothers, LLC, an affiliate of our Sponsor, a fee of $7,500 per month for general and administrative services, including rent for a term beginning on February 1, 2007 through the consummation of a business combination. This fee is more particularly described in Item 1, “Business—Facilities.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2007, by each of our directors and executive officers, all of our directors and executive officers as a group and other persons who beneficially own 5% or more of our outstanding common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Daniel G. Cohen(2)	1,874,166	14.76%
Thomas H. Friedberg	298,750	2.35%
Paul Vernhes	207,292	1.63%
David Nathanial	207,292	1.63%
Christopher Ricciardi	150,000	1.18%
Carl de Stefanis	—	—
Steven M. Qua	5,000	*
Scott C. DePetris	—	—
Cohen Bros. Acquisitions, LLC	1,708,333	11.48%
All directors and officers as a group (8 individuals)	2,742,500	21.59%
Fir Tree, Inc. (3)	624,900	4.92%
Jonathan M. Glaser(4)	1,240,000	9.76%
Mercury Real Estate Advisors LLC(5)	800,000	6.3%
Ionic Capital Partners LP(6)	700,000	5.51%
DKR Capital Partners L.P. (7)	677,200	5.33%
Menora Mivtachim Holdings Ltd. (8)	650,000	5.12%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the following persons is c/o Dekania Corp., 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.
(2)	Includes (i) 165,833 shares owned by Mr. Cohen and (ii) 1,708,333 shares owned by Cohen Bros. Acquisitions, LLC which may be attributable to Mr. Cohen as the majority interest owner and the Chairman of the Board of Managers of Cohen Brothers, LLC, the parent of Cohen Bros. Acquisitions, LLC.
(3)

Derived from a joint filing of a Schedule 13G on February 21, 2007 filed by Sapling, LLC, Fir Tree Recovery Master Fund, L.P. and Fir Tree, Inc. Fir Tree, Inc. is the investment manager of both Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc.’s address is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

(4)	Derived from a joint filing of a Schedule 13G on February 12, 2007 filed by Jonathan M. Glaser, JMG Capital Management, Inc., JMG Capital Management, LLC, Daniel Albert David, Roger Richter, Pacific Assets Management, LLC, Pacific Capital Management, Inc. and JMG Triton Offshore Fund, Ltd. Jonathan M. Glaser’s address is 11601 Wilshire Boulevard, Suite 2180, Los Angles, CA 90025.
(5)	Derived from a joint filing of a Schedule 13G on February 20, 2007 filed by Mercury Real Estate Advisors LLC (“Mercury Advisors”), David R. Jarvis and Malcolm F. MacLean IV. Mercury Advisors is an investment adviser and Messrs. Jarvis and MacLean IV are managing members of Mercury Advisors. Mercury Real Estate Advisors LLC’s address is Three River Road, Greenwich, CT 06807.
(6)

Derived from a joint filing of a Schedule 13G on March 2, 2007 filed by Ionic Capital Partners and Ionic Capital Management LLC. Ionic Capital Management LLC is the general partner of Ionic Capital Partners LP. Ionic Capital Partners LP’s address is 366 Madison Avenue, 9th Floor, New York, NY 10017.

(7)	Derived from a joint filing of a Schedule 13G on March 12, 2007 filed by DKR Capital Partners L.P., DKR Oasis Management Company L.P. and DKR SoundShore Oasis Holding Fund Ltd. DKR Capital Partners L.P. is the managing general partner of DKR Oasis Management Company L.P., which is the investment manager of DKR SoundShore Oasis Holding Fund Ltd. DKR Capital Partners L.P.’s address is 1281 East Main Street, Stamford, CT 06902.
(8)	Derived from a joint filing of a Schedule 13D on March 19, 2007 filed by Menora Mivtachim Holdings Ltd. and its wholly owned subsidiaries. Mr. Menahem Gurevitch is a controlling shareholder of Menora Mivtachim Holdings Ltd. Menora Mivtachim Holdings Ltd.’s address is 115 Allenby Street, Tel Aviv, Israel 61008.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On March 17, 2006, we issued an aggregate of 2,487,500 shares of our common stock to our Sponsor and the individuals set forth below for $24,875, or $0.01 per share, as follows:

Name	Number of shares	Relationship to us
Cohen Bros. Acquisitions, LLC	1,658,333	Sponsor
Daniel G. Cohen(1)	165,833	Director
Thomas H. Friedberg	248,750	Chairman, President and Chief Executive Officer
Paul Vernhes	207,292	Chief Financial Officer
David Nathaniel	207,292	Chief Investment Officer and Secretary

(1)	Daniel G. Cohen is the majority interest owner and the Chairman of the Board of Managers of Cohen Brothers, LLC, the parent of Cohen Bros. Acquisitions, LLC. As such, he may be deemed to be the beneficial owner of the shares owned by Cohen Bros. Acquisitions, LLC.

On August 1, 2006, Cohen Bros. Acquisitions, LLC transferred 150,000 of the shares set forth above for $0.01 per share to Christopher Ricciardi, our Managing Director, and on December 20, 2006 it transferred 50,000 of the shares set forth above for $0.01 per share to Thomas H. Friedberg, our Chairman, President and Chief Executive Officer.

In addition, our Sponsor purchased an aggregate of 250,000 units from us in a private placement for a total purchase price of $2,500,000, or $10.00 per unit. Our Sponsor paid the purchase price for the private placement units out of its own funds and not from borrowed funds. No underwriting commissions or fees were paid on the units sold in the private placement.

Neither our Sponsor nor any of our officers and directors have any redemption rights or rights to liquidation distributions from the Trust Account or from us with respect to shares of our common stock they acquired upon our formation. Our Sponsor does not have any redemption rights or rights to any liquidation distributions from the Trust Account with respect to the shares included in the private placement units in the event we fail to consummate a business combination.

Concurrently with the completion of our initial public offering, our Sponsor and our officers and directors deposited their securities (but not the shares included in the units purchased by our Sponsor in the private placement) into an escrow account. Except in limited circumstance, these securities are not transferable during the escrow period, which extends until February 1, 2010, unless we consummate a transaction after or as part of the consummation of the initial business combination which results in all of the stockholders of the combined entity having the right to exchange their shares of common stock for cash, securities or other property.

Before the closing of our private placement, we issued an aggregate of 1,420,000 incentive warrants to our Sponsor and several of our officers and directors as follows: 861,039 incentive warrants to our Sponsor, 142,000 incentive warrants to Mr. Friedberg, 118,333 incentive warrants to Mr. Vernhes, 118,333 incentive warrants to Mr. Nathaniel, 94,667 incentive warrants to Mr. Cohen and 85,628 incentive warrants to Mr. Ricciardi. 710,000 incentive warrants will be exercisable beginning three months after a business combination if, and only if, the closing price of our common stock equals or exceeds $11.00 per share for at least 20 trading days within a 30-trading day period preceding the date of exercise. The additional 710,000 incentive warrants will be exercisable beginning three months after a business combination if, and only if, the closing price of our common stock equals or exceeds $12.00 per share for at least 20 trading days within a 30-trading day period preceding the date of exercise. Exercise of the incentive warrants will be subject to the further condition that there be outstanding an effective registration statement and an available prospectus with respect to each of the common stock underlying public warrants and the incentive warrants. Holders of the incentive warrants are entitled to exercise the incentive warrants in cash or on a “cashless basis.” Exercises on a cashless basis enable the holder to convert the value in the warrant (the fair market value of the common stock minus the exercise price of the warrant) into shares of common stock. The warrants will expire at 5:00 p.m., New York City time, on February 1, 2012.

Our Sponsor and our officers and directors may demand that we register the common stock they acquired upon our formation and our Sponsor may demand that we register the shares of common stock and the warrants included in the units that it purchased from us in the private placement. Our Sponsor and our officers and directors may elect to exercise these registration rights with respect to the shares they acquired upon our formation at any time after the date on which the shares of our common stock are released from escrow, which will not be before February 1, 2010. Our Sponsor may require us to file a registration statement covering the resale of the shares and warrants included in units its purchases from us in the private placement at any time we complete a business combination. We will bear the expenses incurred in connection with the registration of the resale of these securities.

On February 5, 2007, our Sponsor obtained an irrevocable letter of credit in the principal amount of $3,291,000 issued by Commerce Bank and held by American Stock Transfer & Trust Company as trustee for the benefit of our public stockholders. This amount should be sufficient to provide a $10.00 per-share liquidation distribution to our public stockholders. Net interest earned on the Trust Account, up to a maximum of $2,500,000, will be distributed to us to provide working capital to fund our expenses prior to a business combination.

If we do not complete a business combination during the required time periods, the balance of any net interest earned will be allocated pro rata to shares receiving distributions from the Trust Account. The letter of credit will expire on the earlier to occur several events, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of operations – Results of Operation and Liquidity.”

On March 27, 2006, our Sponsor loaned us $300,000, without interest, which we used to pay a portion of the expenses of our initial public offering, such as SEC registration fees, NASD fees, blue sky fees and expenses and certain legal and accounting fees and expenses. We repaid this loan from the proceeds of the initial public offering.

In order to protect the amounts held in the Trust Account, our Sponsor has agreed to indemnify us for claims of creditors that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account, as described in “Item. 1. Business – Effecting a Business Combination – Plan of dissolution and liquidation if no business combination.”

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with their activities on our behalf, including identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable reasonable out-of-pocket expenses reimbursable by us. Our board of directors had heretofore designated Paul Vernhes, our Chief Financial Officer, to pass upon the reasonableness of any reimbursable expenses incurred by members of our management that exceed $1,000. In March 2007, to achieve administrative efficiencies, our board of directors designated Mr. Friedberg, our Chairman, Chief Executive Officer and President, to perform that review. To the extent that Mr. Friedberg seeks reimbursement of expenses he has incurred in excess of $1,000, such reimbursement will be reviewed by Mr. Vernhes.

During the term commencing on February 1, 2007 through the completion of a business combination, we have agreed to pay Cohen Brothers, LLC up to $7,500 per month for use of office space, utilities, administrative, technology and secretarial services.

All future transactions between us and our Sponsor or any of our officers and directors or their respective affiliates will require the prior approval in each instance of a majority of our uninterested independent directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who will have access, at our expense, to our attorneys or independent legal counsel, at their option. We will not enter into any such transaction unless our disinterested independent directors (or, if there are no independent directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 14.	Principal Accountant Fees and Services

During the fiscal year ended December 31, 2006, the firm of Goldstein Golub Kessler LLP, which we refer to as GGK, was our principal accountant. GGK has a continuing relationship with RSM McGladrey, Inc., which we refer to as RSM, from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services. GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

The aggregate fees billed by GGK for professional services rendered for the audit of our annual financial statements from the date of our inception through December 31, 2006 and for services performed in connection with the Company’s registration statement on Form S-1 filed in 2007, were approximately $62,500.

Audit Related Fees

Other than the fees described under the caption, “Audit Fees” above, GGK did not bill any fees for services rendered to us during fiscal year ended December 31, 2006 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

The fees billed by RSM for professional services rendered during the fiscal year ended December 31, 2006 for tax compliance, tax advice, and tax planning were $2,500.

All Other Fees

There were no fees billed by Goldstein Golub Kessler LLP for other professional services rendered from the date of our inception through December 31, 2006.

Pre-Approval of Services

Upon the completion of our initial public offering and the effectiveness of our registration statement in connection therewith, and on a going-forward basis, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit and non-audit services, the engagement has been and will be approved by our audit committee. Prior to such time, our board of directors, as a whole, functioned as our audit committee.

Item 15.	Exhibits and Financial Statement Schedules

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.		Description
3 .1		Second Amended and Restated Certificate of Incorporation(1)

3 .2		Amended and Restated By-laws(2)

4 .1		Specimen Unit Certificate(3)

4 .2		Specimen Common Stock Certificate(2)

4 .3		Specimen Warrant Certificate(3)

4 .4		Form of Warrant Agreement between American Stock Transfer & Trust Company and Dekania Corp. (1)

4 .5		Form of Incentive Warrant(1)

4. 6		Form of Subscription Agreement between Dekania Corp. and Cohen Bros. Acquisitions, LLC(1)

10. 1	(a)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen Bros. Acquisitions, LLC(2)

	(b)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Daniel Cohen (2)

	(c)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Christopher Ricciardi(2)

	(d)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and David Nathaniel (2)

	(e)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Thomas Friedberg (2)

	(f)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Paul Vernhes(2)

	(g)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Carl de Stefanis (2)

	(h)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scott DePetris(2)

	(i)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Steven Qua (2)

10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and Dekania Corp.(1)

10.3	Form of Stock Escrow Agreement between Dekania Corp., American Stock Transfer & Trust Company and the Initial Stockholders(1)

10.4	Form of Letter Agreement between Cohen Brothers, LLC and Dekania Corp. regarding administrative support(2)

10.5	Promissory Note dated March 27, 2006 issued to Cohen Bros. Acquisitions, LLC(5)

10.6	Form of Registration Rights Agreement among Dekania Corp. and the Initial Stockholders(4)

10.7	Form of Letter of Credit from Commerce Bank(3)

10.8	Form of Keep Well Agreement between Cohen Bros. Acquisitions, LLC and Cohen Brothers, LLC(2)

14.1	Code of Business Conduct and Ethics

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer of TRM Corporation pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on January 31, 2007) (File No. 333-134776).
(2)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on August 14, 2006 (File No. 333-134776).
(3)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on October 10, 2006 (File No. 333-134776).
(4)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on September 15, 2006 (File No. 333-134776).
(5)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1 filed on June 6, 2006 (File No. 333-134776).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 30th day of March, 2007.

DEKANIA CORP.

By:	/s/ THOMAS H. FRIEDBERG
Thomas H. Friedberg
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which shall constitute one and the same instrument.

Signature	Title	Date

/s/ THOMAS H. FRIEDBERG	President, Chief Executive	March 30, 2007
Thomas H. Friedberg	Officer, Chairman and Director
(Principal Executive Officer)

/s/ PAUL VERNHES	Chief Financial Officer	March 30, 2007
Paul Vernhes	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID NATHANIAL	Chief Investment Officer and Secretary	March 30, 2007
David Nathaniel

/s/ CHRISTOPHER RICCCIARDI	Managing Director	March 30, 2007
Christopher Ricciardi

/s/ DANIEL G. COHEN	Director	March 30, 2007
Daniel G. Cohen

/s/ STEVEN M. QUA	Director	March 30, 2007
Steven M. Qua

/s/ SCOTT C. DE PETRIS	Director	March 30, 2007
Scott C. DePetris

/s/ CARL DE STEFANIS	Director	March 30, 2007
Carl de Stefanis