Form 10-Q
period 2007-03-31
Dekania Corp.
filed 2007-05-15
CIK 1363202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ______.

Commission File Number: 1-33285

Dekania Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1703721
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2929 Arch Street, Suite 1703

Philadelphia, PA 19104

(Address of Principal Executive Offices including Zip Code)

(215) 701-9555

(Registrant’s Telephone Number, Including Area Code)

None

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s common stock on May 11, 2007 was 12,699,900 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current Assets
Cash	$395,339	$253,138
Investment in trust account	96,827,331	—
Prepaid expenses and other current assets	282,250	15,000

Total current assets	97,504,920	268,138
Deferred tax asset	156,403	—
Deferred offering costs	—	397,598

TOTAL ASSETS	$97,661,323	$665,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$352,263	$235,000
Income taxes payable	222,317	—
Deferred interest on investments	201,195	—
Due to stockholder	172,211	106,508
Note payable, stockholder	—	300,000
Deferred underwriting fees	2,044,960	—

Total Liabilities	2,992,946	641,508

Common stock, $.0001 par value, 3,063,718 shares subject to possible redemption, at redemption value of $9.80 per share	30,024,438	—

Commitments
Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 1,000,000 shares;	—	—
none issued or outstanding
Common stock, par value of $0.0001, authorized 30,000,000 shares;
12,699,900 and 2,487,500 issued and outstanding at March 31, 2007 and December 31, 2006 respectively	1,270	249
Additional paid in capital	64,971,318	24,626
Deficit accumulated during the development stage	(328,649)	(647)

Total Stockholders’ Equity	64,643,939	24,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,661,323	$665,736

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

	Three months ended March 31, 2007 (unaudited)	February 28, 2006 (date of inception) to March 31, 2006 (unaudited)	February 28, 2006 (date of inception) to March 31, 2007 (unaudited)
Formation and operating costs (including stock-based compensation of $455,583 for the three months ended March 31, 2007, and for the for the period from February 28, 2006 (inception) to March 31, 2007)	$731,767	$599	$732,414
Interest Income	469,679	—	469,679

Net loss before provision for income taxes	(262,088)	(599)	(262,735)
Provision for income taxes	65,914	—	65,914

Net loss	$(328,002)	$(599)	$(328,649)

Weighted average shares outstanding (basic and diluted)	8,398,460	1,123,387	3,830,900

Net loss per share (basic and diluted)	$(0.04)	$(0.00)	$(0.09)

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
February 28, 2006 (inception) to March 31, 2007	2,487,500	$249	$24,626	$—	$24,875
Common shares issued March 17, 2006 at $.0001 per share	—	—	—	—	—
Net loss for the period February 28, 2006 (inception) to December 31, 2006	—	—	—	(647)	(647)

Balance at December 31, 2006	2,487,500	$249	$24,626	$(647)	$24,228

Private placement issued at January 30, 2007 at $10 per share	250,000	25	2,499,975	—	2,500,000
Common shares issued at February 7, 2007 at $10 per share	9,700,000	970	96,999,030	—	97,000,000
Unaudited
Stock-based compensation	—	—	455,583	—	455,583
Common shares issued at March 21, 2007 at $10 per share	262,400	26	2,623,974	—	2,624,000
Expenses of offerings	—	—	(7,607,432)	—	(7,607,432)
Proceeds subject to possible redemption of 3,063,718 shares	—	—	(30,024,438)	—	(30,024,438)
Net loss for the three months ended March 31, 2007	—	—	—	(328,002)	(328,002)

Balance at March 31, 2007	12,699,900	$1,270	$64,971,318	$(328,649)	$64,643,939

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2007 (unaudited)	February 28, 2006 (date of inception) to March 31, 2006 (unaudited)	February 28, 2006 (date of inception) to March 31, 2007 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(328,002)	$(599)	$(328,649)
Adjustment to reconcile net loss to net cash used in operating expenses
Stock-based compensation	455,583	—	455,583
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(267,250)	—	(282,250)
Increase in deferred interest	201,195	—	201,195
Increase in deferred tax asset	(156,403)	—	(156,403)
Increase in value of trust account	(255,811)	—	(255,811)
Increase in taxes payable	222,317		222,317
Increase in accounts payable and accrued expenses	281,263	—	281,263

Net cash provided by (used in) operating activities	152,892	(599)	137,245

CASH FLOW FROM INVESTING ACTIVITIES
Payment to trust account	(96,571,520)	—	(96,571,520)

Net cash used in financing activities	(96,571,520)	—	(96,571,520)
CASH FLOW FROM FINANCING ACTIVITIES
Payment of notes payable, stockholder	(300,000)	—	(300,000)
Gross proceeds from note payable stockholder	—	300,000	300,000
Gross proceeds from sale of common stock	—	24,875	24,875
Gross proceeds from stockholder’s advance	65,703	724	172,211
Gross proceeds from public offering	99,624,000	—	99,624,000
Gross proceeds from private placement	2,500,000	—	2,500,000
Payment of offering costs	(5,328,874)	—	(5,491,472)

Net cash provided by financing activities	96,560,829	325,599	96,829,614

Net increase in cash	142,201	325,000	395,339

Cash at beginning of period	253,138	—	—

Cash at end of period	$395,339	$325,000	$395,339

Supplemental disclosure of non cash financing activities:
Increase (decrease) of accrued offering costs	$(164,000)	$—	$71,000

Accrual of deferred underwriting fees	$2,044,960	$—	$2,044,960

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Proposed Business Operations

Nature of Operations

Dekania Corp. (the “Company”) was incorporated in the State of Delaware on February 28, 2006 as a blank check company formed to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the insurance industry in the United States, Canada, Bermuda and the Cayman Islands. The Company has not generated any revenue. The Company has selected December 31 as its fiscal year-end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

The financial statements at March 31, 2007 and for the periods from inception to March 31, 2007 and the three months ended March 31, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operations and cash flows for the three month period ended March 31, 2007, for the period from February 28, 2006 (inception) through March 31, 2006 and for the period from February 28, 2006 (inception) through March 31, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on February 1, 2007. On January 30, 2007, the Company completed a private placement (the “Private Placement”) and received net proceeds of $2,500,000. The Company consummated the Public Offering on February 7, 2007 and received net proceeds of $89,400,000. On March 21, 2007, the Company completed the sale of an additional 262,400 units which were subject to the over-allotment option of the underwriters and received net proceeds of $2,458,060 (the “Over-allotment”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement, the Public Offering and the Over-allotment (collectively the “Offerings”) although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the insurance industry in the United States, Canada, Bermuda or the Cayman Islands, and a “business combination” shall mean the acquisition by the Company of such a target business.

Of the proceeds of the Offerings, $96,571,520 is being held in a trust account (“Trust Account”) at Deutsche Bank Trust Company Americas maintained by American Stock Transfer and Trust Company, and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation. The amount in the Trust Account includes $2,044,960 of deferred underwriting compensation (the “Deferred Compensation”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated. If a business combination is consummated, the remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. On February 5, 2007, Cohen Bros. Acquisitions, LLC (“Cohen Bros”.), the Company’s sponsor, delivered a letter of credit in the amount of $3,291,000 to increase available amounts so the Trust Account will have sufficient funds to distribute at least $10.00 per share to the Company’s public stockholders.

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—Continued

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning 30% or more of the outstanding stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,487,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote any shares they acquire in the Public Offering or in the aftermarket in favor of the business combination. Cohen Bros. has also agreed to vote all shares that it purchased in the Private Placement in favor of a business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination, may demand that the Company redeem his or her shares. The per share redemption price will equal $10 per share (inclusive of a pro rata portion of the Deferred Compensation of approximately $0.20 per share) plus any interest earned on their portion of the Trust Account (net of taxes payable), excluding Trust Account interest used to fund working capital needs and expenses up to a maximum of $2,500,000. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares sold in the Offerings may seek redemption of their shares in the event of a business combination.

The Company’s Second Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have waived their right to liquidation distributions with respect to the shares of common stock included in units purchased in the Private Placement and shares of common stock received upon formation of the Company. Accordingly, in the event of such liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

2. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax year 2006 remains open to examination by the major taxing jurisdictions to which we are subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this statement may change how fair value is determined. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the financial statement impact will be material to its financial position, results of operations or disclosures.

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—Continued

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of this statement would be on its financial position and/or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Share-Based Payments

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options to employees to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R effective January 1, 2006. Total stock-based compensation for the three months ended March 31, 2007 was approximately $456,000.

4. Note payable, stockholder

The Company issued an unsecured promissory note to Cohen Bros., a related party, totaling $300,000 on March 27, 2006. The Note does not bear interest and is payable in full on the earlier of (i) December 31, 2007 or (ii) three (3) business days after the date on which the Company consummates the Public Offering. Due to the short-term nature of the promissory note, the fair value of the note approximates its carrying value. The note was repaid by the Company on February 12, 2007.

5. Commitments

The Company has agreed to pay to Cohen Brothers, LLC, the parent of Cohen Bros. and a related party, $7,500 a month for no more than 24 months for office space and general and administrative expenses, commencing on February 7, 2007 and terminating upon the date the Company consummates a business combination.

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences, as may be determined from time to time by the Board of Directors.

7. Subsequent Events

On May 2, 2007, the Company commenced separate trading of the common stock and warrants included in the Company’s outstanding units on the American Stock Exchange.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on management’s current expectations about future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts, and by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar words or expressions.

Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in this Quarterly Report on Form 10-Q. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

General

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

For the quarter ended March 31, 2007, our net loss after taxes was $328,002 (net loss of $126,807 before the deduction of $201,195 of net interest attributable to common stock subject to redemption). Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our operating expenses during the period were $731,767, consisting primarily of stock based compensation of $455,583, expenses related to pursuing a business combination, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our Sponsor, Cohen Bros. Acquisitions, LLC (the “Sponsor”).

The gross proceeds from the sale of the units in our initial public offering and the private placement were $99,500,000. Of that amount, after deducting offering expenses of $610,000 (including reimbursement of $300,000 advanced by Cohen Bros. Acquisitions, LLC, which we refer to as our Sponsor, to pay offering expenses), underwriting discounts and commissions of $4,850,000, deferred underwriting compensation of $1,940,000 and working capital of $40,000, we deposited $92,060,000 in the Trust Account maintained by American Stock Transfer & Trust Company, as trustee, which we refer to as the Trust Account. In addition, we deposited $1,940,000 of deferred underwriting compensation into the Trust Account. The gross proceeds from the sale of the additional 262,400 units to the underwriters of our initial public offering in connection with the exercise of their overallotment option were $2,624,000. Of that amount, after deducting the underwriters’ discount of $52,480, we deposited $2,571,520 into the Trust Account (including $104,960 of deferred underwriting compensation). The funds deposited in the Trust Account will be used to effectuate a business combination or, if we do not complete a business combination, returned to our public stockholders upon the implementation of a stockholder approved plan of dissolution and liquidation. We also have a $3,291,000 irrevocable letter of credit from our Sponsor issued by Commerce Bank held for the benefit of the Trust Account and the stockholders whose shares were issued in our initial public offering, who we refer to as our public stockholders, which may be drawn upon by the trustee of our Trust Account to provide a pro rata payment to our public stockholders, if we do not complete a business combination within the required time periods, and funds in the Trust Account are less than $10.00 per share.

The amount of the letter of credit is the amount that, together with the proceeds of our initial public offering and the amount of the underwriters’ deferred compensation, will result in the Trust Account and, to the extent required, American Stock Transfer & Trust Company, as trustee for the Trust Account, having available $10.00 per share. However, there is a risk that if third parties bring claims against us and seek reimbursement from the Trust Account, the amount in the Trust Account, together with amounts drawn on the letter of credit, will be less than $10.00 per share. In order to protect the Trust Account to the extent necessary to ensure that claims by creditors do not reduce the amount in the Trust Account, our Sponsor has agreed to indemnify us for all claims of creditors that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account, provided and to the extent that (with the approval of our Chief Executive Officer and the vote or written consent of no less than a majority of our board of directors, including all of the non-independent directors) we have elected to forego obtaining valid and enforceable waivers from such creditors. We have not asked our Sponsor to reserve for such an eventuality, and we cannot assure you that our Sponsor will be able to satisfy those obligations, despite the fact that Cohen & Company has agreed with our Sponsor to provide our Sponsor with any funds it may require to satisfy these obligations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies. During the three months ended March 31, 2007, there were no material changes to these policies.

In June 2006, the FASB issued FASB Interpretation No., or FIN, 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financials statements since we have not identified any uncertain tax positions as defined by FIN 48.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have issued warrants in conjunction with our initial public offering and private placement, and have also issued incentive warrants. These warrants may be deemed to be equity-linked derivatives and, accordingly, represent off balance sheet arrangements. As more particularly discussed in Note 5 to the notes to our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006, and as permitted under Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we account for these warrants as stockholders’ equity and not as derivatives.

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities at March 31, 2007. On February 1, 2007, in connection with our organizing activities and our public offering, we entered into a Service Agreement with the parent of our Sponsor requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account have been invested only in Treasury Bills issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. If the interest rate on the Treasury Bills increased or decreased by 1%, our interest income net of deferred interest would increase or decrease by $4,697 for the three months ended March 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Act of 1934 reports is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act) as of March 31, 2007. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Our Sponsor purchased 250,000 units on January 30, 2007 at $10.00 per unit, in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2). No underwriting discounts or commissions were paid with respect to such sales. Each of the units consists of one share of common stock and one warrant that is exercisable for one share of common stock at an exercise price of $8.00 per share. These warrants become exercisable on the later of the completion of the business combination or February 1, 2008, provided that a registration statement is in effect and a current prospectus with respect to the common stock issuable upon exercise of the public warrants and the private warrants issued in our initial public offering and our private placement, respectively, is available. These warrants expire on February 1, 2011 or earlier upon their redemption.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-laws(2)

4.1	Specimen Unit Certificate(3)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(3)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and Dekania Corp. (1)

4.5	Form of Incentive Warrant(1)

4.6	Form of Subscription Agreement between Dekania Corp. and Cohen Bros. Acquisitions, LLC(1)

10.1(a)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen Bros. Acquisitions, LLC(2)

(b)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Daniel Cohen (2)

(c)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Christopher Ricciardi(2)

(d)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and David Nathaniel (2)

(e)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Thomas Friedberg (2)

(f)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Paul Vernhes(2)

(g)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Carl de Stefanis (2)

(h)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scott DePetris(2)

(i)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Steven Qua (2)

10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and Dekania Corp.(1)

10.3	Form of Stock Escrow Agreement between Dekania Corp., American Stock Transfer & Trust Company and the Initial Stockholders(1)

10.4	Form of Letter Agreement between Cohen Brothers, LLC and Dekania Corp. regarding administrative support(2)

10.5	Promissory Note dated March 27, 2006 issued to Cohen Bros. Acquisitions, LLC(5)

10.6	Form of Registration Rights Agreement among Dekania Corp. and the Initial Stockholders(4)

10.7	Form of Letter of Credit from Commerce Bank(3)

10.8	Form of Keep Well Agreement between Cohen Bros. Acquisitions, LLC and Cohen Brothers, LLC(2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on January 31, 2007 (File No. 333-134776).

(2)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on August 14, 2006 (File No. 333-134776).

(3)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on October 10, 2006 (File No. 333-134776).

(4)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on September 15, 2006 (File No. 333-134776).

(5)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1 filed on June 6, 2006 (File No. 333-134776).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEKANIA CORP.

May 15, 2007	By:	/s/ Thomas H. Friedberg
Thomas H. Friedberg
Chairman, President and Chief Executive Officer