Form 10-Q
period 2007-06-30
Dekania Corp.
filed 2007-08-14
CIK 1363202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s common stock on August 10, 2007 was 9,190,046 shares.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current Assets
Cash	$529,978	$253,138
Investment in trust account	96,773,337	—
Prepaid expenses and other current assets	245,125	15,000

Total current assets	97,548,440	268,138
Deferred tax asset	571,877	—
Deferred offering costs	—	397,598

TOTAL ASSETS	$98,120,317	$665,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$104,283	$235,000
Income taxes payable	140,559	—
Due to stockholder	23,325	106,508
Note payable, stockholder	—	300,000
Deferred underwriting fees	2,044,960	—

Total Liabilities	2,313,127	641,508

Common stock, $.0001 par value, 3,063,718 shares subject to possible redemption, at redemption value of $9.80 per share	30,024,438	—

Commitments
Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, par value of $0.0001, authorized 30,000,000 shares; 12,699,900 and 2,487,500 issued and outstanding at June 30, 2007 and December 31, 2006 respectively	1,270	249
Additional paid in capital	65,746,505	24,626
Earnings (deficit) accumulated during the development stage	34,977	(647)

Total Stockholders’ Equity	65,782,752	24,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,120,317	$665,736

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	February 28, 2006 (date of inception) to June 30, 2006	February 28, 2006 (date of inception) to June 30, 2007
Formation and operating costs (including stock-based compensation of $780,999 for the three months ended June 30, 2007, and $1,236,582 for the six months ended June 30, 2007 and for the period from February 28, 2006 (inception) to June 30, 2007)	$984,367	$48	$1,716,135	$647	$1,716,782
Interest Income	1,099,567	—	1,770,441	—	1,770,441

Net income( loss) before provision for income taxes	115,200	(48)	54,306	(647)	53,659
Provision for income taxes	39,987	—	18,682	—	18,682

Net income (loss)	$75,213	$(48)	$35,624	$(647)	$34,977

Weighted average shares outstanding (basic and diluted)	12,699,900	2,487,500	10,561,062	2,140,881	5,488,146

Net income (loss) per share (basic and diluted)	$0.01	$(0.00)	$0.00	$(0.00)	$0.01

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional paid-in capital	Earnings (Deficit) Accumulated During the Development Stage	Stockholders’ Equity

	Common Stock
	Shares	Amount
February 28, 2006 (inception) to June 30, 2007
Common shares issued March 17, 2006 at $.0001 per share	2,487,500	$249	$24,626	$—	$24,875
Net loss for the period February 28, 2006 (inception) to December 31, 2006	—	—	—	(647)	(647)

Balance at December 31, 2006	2,487,500	$249	$24,626	$(647)	$24,228

Unaudited:
Private placement issued at January 31, 2007 at $10 per share	250,000	25	2,499,975	—	2,500,000
Common shares issued at February 7, 2007 at $10 per share	9,700,000	970	96,999,030	—	97,000,000
Common shares issued at March 21, 2007 at $10 per share	262,400	26	2,623,974	—	2,624,000
Expenses of offerings	—	—	(7,613,244)	—	(7,613,244)
Proceeds subject to possible conversion of 3,063,718 shares	—	—	(30,024,438)	—	(30,024,438)
Stock - based compensation	—	—	1,236,582	—	1,236,582
Net income for the six months ended June 30, 2007	—	—	—	35,624	35,624

Balance at June 30, 2007	12,699,900	$1,270	$65,746,505	$34,977	$65,782,752

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2007	February 28, 2006 (date of inception) to June 30, 2006	February 28, 2006 (date of inception) to June 30, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$35,624	$(647)	$34,977
Adjustment to reconcile net loss to net cash used in operating expenses
Stock-based compensation	1,236,582	—	1,236,582
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(230,125)	(25,000)	(245,125)
Increase in deferred tax asset	(571,877)	—	(571,877)
Increase in value of trust account	(201,817)	—	(201,817)
Increase in taxes payable	140,559		140,559
Increase (decrease) in accounts payable and accrued expenses	104,283	(52,064)	104,283

Net cash provided by (used in) operating activities	513,229	(77,711)	497,582

CASH FLOW FROM INVESTING ACTIVITIES
Payment to trust account	(96,571,520)	—	(96,571,520)

Net cash used in financing activities	(96,571,520)	—	(96,571,520)
CASH FLOW FROM FINANCING ACTIVITIES
Payment of notes payable, stockholder	(300,000)	—	(300,000)
Gross proceeds from note payable stockholder	—	300,000	300,000
Gross proceeds from sale of common stock	—	24,875	24,875
Gross proceeds (repayment of) from stockholders’ advance	(83,183)	5,974	23,325
Gross proceeds from public offering	99,624,000	—	99,624,000
Gross proceeds from private placement	2,500,000	—	2,500,000
Payment of offering costs	(5,405,686)	—	(5,568,284)

Net cash provided by financing activities	96,335,131	330,849	96,603,916

Net increase in cash	276,840	253,138	529,978

Cash at beginning of period	253,138	—	—

Cash at end of period	$529,978	$253,138	$529,978

Supplemental disclosure of non cash financing activities:
Increase (decrease) of accrued offering costs	$(235,000)	$248,064	$—

Accrual of deferred underwriting fees	$2,044,960	$—	$2,044,960

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2007

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

The financial statements at June 30, 2007 and for the periods from February 28, 2006 (inception) to June 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations and cash flows for the periods then ended. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

The registration statement for the Company’s initial public offering ( the “Public Offering”) was declared effective on February 1, 2007. On January 30, 2007, the Company completed a private placement (the “Private Placement”) and received net proceeds of $2,500,000. The Company consummated the Public Offering on February 7, 2007 and received net proceeds of $89,400,000. On February 5, 2007, Cohen Bros. Acquisitions, LLC (“Cohen Bros.”), the Company’s sponsor, delivered a letter of credit in the amount of $3,291,000 which may be drawn upon in specified circumstances to increase available amounts so the Trust Account will have sufficient funds to distribute at least $10.00 per share to the Company’s public stockholders if the Trust Account is liquidated. On March 21, 2007, the Company completed the sale of an additional 262,400 units which were subject to the over-allotment option of the underwriters and received net proceeds of $2,466,560 (the “Over-allotment”). On May 2, 2007, the Company commenced separate trading of the common stock and warrants included in the Company’s outstanding units on the American Stock Exchange. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement, the Public Offering and the Over-allotment (collectively the “Offerings”) although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target business. As used herein, a “target business” shall include an operating business in the insurance industry in the United States, Canada, Bermuda or the Cayman Islands, and a “business combination” shall mean the acquisition by the Company of such a target business.

Of the proceeds of the Offerings, $96,571,520 is being held in a trust account (“Trust Account”) at Deutsche Bank Trust Company Americas maintained by American Stock Transfer and Trust Company, and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation. The amount in the Trust Account includes $2,044,960 of deferred underwriting compensation (the “Deferred Compensation”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated. If a business combination is consummated the remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—Continued

The Company, after signing a definitive agreement for the acquisition of a target business, must submit such transaction for stockholder approval. If public stockholders owning 30% or more of the outstanding stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,487,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote any shares they acquired in the Public Offering or in the aftermarket in favor of the business combination. Cohen Bros. has also agreed to vote all shares that it purchased in the Private Placement in favor of a business combination. After consummation of the Company’s first business combination, these voting agreements will terminate.

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

2. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since the Company has not identified any uncertain tax positions as defined by FIN 48.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax year 2006 remains open to examination by the major taxing jurisdictions to which the Company is subject.

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

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—Continued

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing what the impact of the adoption of SFAS 159 would be on its financial position and/or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options to employees to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R effective January 1, 2006. Total stock-based compensation for the six-months ended June 30, 2007 was $1,236,582.

4. Note payable, stockholder

The Company issued an unsecured promissory note to Cohen Bros., a related party, totaling $300,000 on March 27, 2006. The note did not bear interest and was payable in full on the earlier of (i) December 31, 2007 or (ii) three (3) business days after the date on which the Company consummated the Public Offering. Due to the short-term nature of the promissory note, the fair value of the note approximates its carrying value. The note was repaid by the Company on February 12, 2007.

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

Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the period ended March 31, 2007 and in this Quarterly Report on Form 10-Q. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

General

We were formed on February 28, 2006 as a blank check company for the purpose of effecting a business combination with one or more businesses in the insurance industry. We intend to use cash derived from the proceeds of our initial public offering and the private placement, and, if required, further equity or debt financing, to effect a business combination.

Results of Operation and Liquidity

Our entire activity since inception has been limited to organizational activities, activities relating to our initial public offering and, since our initial public offering, activities relating to identifying and evaluating prospective acquisition targets. We have neither engaged in any operations nor generated any revenues to date, other than interest income earned on the proceeds of our initial public offering and private placement.

For the quarter ended June 30, 2007, our net income after taxes was $75,213. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our operating expenses during the period ended June 30, 2007 were $984,367, consisting primarily of stock based compensation of $780,999, expenses related to pursuing a business combination, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our Sponsor, Cohen Bros. Acquisitions, LLC (the “Sponsor”).

For the six months ended June 30, 2007, our net income after taxes was $35,624. Our operating expenses during the period were $1,716,135, consisting primarily of stock based compensation of $1,236,582, expenses related to pursuing a business combination, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Bothers, LLC.

On January 30, 2007, we sold 250,000 units in a private placement to our Sponsor and on February 7, 2007, we consummated our initial public offering of 9,700,000 units. Each unit in the private placement and the public offering consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. Our common stock and warrants started trading separately as of May 2, 2007. The gross proceeds from the sale of the units in our initial public offering and the private placement were $99,500,000. Of that amount, after deducting offering expenses of $610,000 (including reimbursement of $300,000 advanced by Cohen Bros. Acquisitions, LLC, which we refer to as our Sponsor, to pay offering expenses), underwriting discounts and commissions of $4,850,000, deferred underwriting compensation of $1,940,000 and working capital of $40,000, we deposited $92,060,000 in the Trust Account maintained by American Stock Transfer & Trust Company, as trustee, which we refer to as the Trust Account. In addition, we deposited $1,940,000 of deferred underwriting compensation into the Trust Account. The gross proceeds from the sale of the additional 262,400 units to the underwriters of our initial public offering in connection with the exercise of their overallotment option were $2,624,000. Of that amount, after deducting the underwriters’ discount of $52,480, we deposited $2,571,520 into the Trust Account (including $104,960 of deferred underwriting compensation). The funds deposited in the Trust Account will be used to effectuate a business combination or, if we do not complete a business combination, returned to our public stockholders upon the implementation of a stockholder approved plan of dissolution and liquidation. We also have a $3,291,000 irrevocable letter of credit from our Sponsor issued by Commerce Bank held for the benefit of the Trust Account and the stockholders whose shares were issued in our initial public offering, who we refer to as our public stockholders, which may be drawn upon by the trustee of our Trust Account to provide a pro rata payment to our public stockholders, if we do not complete a business combination within the required time periods, and funds in the Trust Account are less than $10.00 per share. As of June 30, 2007, there was approximately $96,773,337 held in the Trust Account.

The amount of the letter of credit is the amount that, together with the proceeds of our initial public offering and the amount of the underwriters’ deferred compensation, will result in the Trust Account and, to the extent required, American Stock Transfer & Trust Company, as trustee for the Trust Account, having available $10.00 per share. However, there is a risk that if third parties bring claims against us and seek reimbursement from the Trust Account, the amount in the Trust Account, together with amounts drawn on the letter of credit, will be less than $10.00 per share. In order to protect the Trust Account to the extent necessary to ensure that claims by creditors do not reduce the amount in the Trust Account, our Sponsor has agreed to indemnify us for all claims of creditors that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account, provided and to the extent that (with the approval of our Chief Executive Officer and the vote or written consent of no less than a majority of our board of directors, including all of the non-independent directors) we have elected to forego obtaining valid and enforceable waivers from such creditors. We have not asked our Sponsor to reserve for such an eventuality, and we cannot assure you that our Sponsor will be able to satisfy those obligations, despite the fact that Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our Sponsor, has agreed with our Sponsor to provide our Sponsor with any funds our Sponsor may require to satisfy these obligations.

The fees charged by Commerce Bank in connection with the issuance of the letter of credit and all periodic and other fees related to the letter of credit are being paid by our Sponsor and reimbursed by us from amounts we are permitted to draw from the interest earned on the Trust Account. However, any amounts drawn under the letter of credit will be the sole responsibility of our Sponsor. The letter of credit will expire on the earlier to occur of:

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies. During the three and six months ended June 30, 2007, there were no material changes to these policies.

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

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities at June 30, 2007. On February 1, 2007, in connection with our organizing activities and our public offering, we entered into a Service Agreement with the parent of our Sponsor requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account have been invested only in Treasury Bills issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. If the interest rate on the Treasury Bills increased or decreased by 1%, our interest income net of deferred interest would increase or decrease by $7,698 for the three months ended June 30, 2007 and $12,395 for the six months ended June 30, 2007.

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

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act) as of June 30, 2007. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-laws(2)

4.1	Specimen Unit Certificate(3)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(3)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and Dekania Corp. (1)

4.5	Form of Incentive Warrant(1)

4.6	Form of Subscription Agreement between Dekania Corp. and Cohen Bros. Acquisitions, LLC(1)

10.1 (a)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen Bros. Acquisitions, LLC(2)

(b)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Daniel Cohen (2)

(c)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Christopher Ricciardi(2)

(d)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and David Nathaniel (2)

(e)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Thomas Friedberg (2)

(f)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Paul Vernhes(2)

(g)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Carl de Stefanis (2)

(h)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scott DePetris(2)

(i)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Steven Qua (2)

10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and Dekania Corp.(1)

10.3	Form of Stock Escrow Agreement between Dekania Corp., American Stock Transfer & Trust Company and the Initial Stockholders(1)

10.4	Form of Letter Agreement between Cohen Brothers, LLC and Dekania Corp. regarding administrative support(2)

10.5	Promissory Note dated March 27, 2006 issued to Cohen Bros. Acquisitions, LLC(5)

10.6	Form of Registration Rights Agreement among Dekania Corp. and the Initial Stockholders(4)

10.7	Form of Letter of Credit from Commerce Bank(3)

10.8	Form of Keep Well Agreement between Cohen Bros. Acquisitions, LLC and Cohen Brothers, LLC(2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on January 31, 2007) (File No. 333-134776).
(2)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on August 14, 2006 (File No. 333-134776).
(3)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on October 10, 2006 (File No. 333-134776).
(4)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on September 15, 2006 (File No. 333-134776).
(5)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1 filed on June 6, 2006 (File No. 333-134776).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEKANIA CORP.

August 14, 2007	By:	/s/ Thomas H. Friedberg
Thomas H. Friedberg
Chairman, President and Chief Executive Officer