Form 10-Q/A
period 2007-03-31
Dekania Corp.
filed 2007-08-23
CIK 1363202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on May 15, 2007 (the “Original Filing”), for the purpose of correcting the classification of certain interest earned from investments held in a trust account, pending a business combination. This correction is reflected in PART I, Item 1, “Financial Information” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Original Filing.

Except for the items described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the Original Filing.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current Assets
Cash	$395,339	$253,138
Investment in trust account	96,827,331	—
Prepaid expenses and other current assets	282,250	15,000

Total current assets	97,504,920	268,138
Deferred tax asset	222,317	—
Deferred offering costs	—	397,598

TOTAL ASSETS	$97,727,237	$665,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$352,263	$235,000
Income taxes payable	222,317	—
Due to stockholder	172,211	106,508
Note payable, stockholder	—	300,000
Deferred underwriting fees	2,044,960	—

Total Liabilities	2,791,751	641,508

Common stock, $.0001 par value, 3,063,718 shares subject to possible redemption, at redemption value of $9.80 per share	30,024,438	—

Commitments
Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 1,000,000 shares;	—	—
none issued or outstanding
Common stock, par value of $0.0001, authorized 30,000,000 shares;
12,699,900 and 2,487,500 issued and outstanding at March 31, 2007 and December 31, 2006 respectively	1,270	249
Additional paid in capital	64,971,318	24,626
Deficit accumulated during the development stage	(61,540)	(647)

Total Stockholders’ Equity	64,911,048	24,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,727,237	$665,736

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2007 (unaudited)	February 28, 2006 (date of inception) to March 31, 2006 (unaudited)	February 28, 2006 (date of inception) to March 31, 2007 (unaudited)
Formation and operating costs (including stock-based compensation of $455,583 for the three months ended March 31, 2007, and for the period from February 28, 2006 (inception) to March 31, 2007)	$731,767	$599	$732,414
Interest income	670,874	—	670,874

Net loss before provision for income taxes	(60,893)	(599)	(61,540)
Provision for income taxes	—	—	—

Net loss	$(60,893)	$(599)	$(61,540)

Weighted average shares outstanding (basic and diluted)	8,398,460	1,123,387	(61,540)

Net loss per share (basic and diluted)	$(0.01)	$(0.00)	$(0.02)

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
February 28, 2006 (inception) to March 31, 2007	2,487,500	$249	$24,626	$—	$24,875
Common shares issued March 17, 2006 at $.0001 per share	—	—	—	—	—
Net loss for the period February 28, 2006 (inception) to December 31, 2006	—	—	—	(647)	(647)

Balance at December 31, 2006	2,487,500	$249	$24,626	$(647)	$24,228

Private placement issued at January 30, 2007 at $10 per share	250,000	25	2,499,975	—	2,500,000
Common shares issued at February 7, 2007 at $10 per share	9,700,000	970	96,999,030	—	97,000,000
Unaudited
Stock-based compensation	—	—	455,583	—	455,583
Common shares issued at March 21, 2007 at $10 per share	262,400	26	2,623,974	—	2,624,000
Expenses of offerings	—	—	(7,607,432)	—	(7,607,432)
Proceeds subject to possible redemption of 3,063,718 shares	—	—	(30,024,438)	—	(30,024,438)
Net loss for the three months ended March 31, 2007	—	—	—	(60,893)	(60,893)

Balance at March 31, 2007	12,699,900	$1,270	$64,971,318	$(61,540)	$64,911,048

See accompanying notes to condensed financial statements

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2007 (unaudited)	February 28, 2006 (date of inception) to March 31, 2006 (unaudited)	February 28, 2006 (date of inception) to March 31, 2007 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(60,893)	$(599)	$(61,540)
Adjustment to reconcile net loss to net cash used in operating expenses
Stock-based compensation	455,583	—	455,583
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(267,250)	—	(282,250)
Increase in deferred tax asset	(222,317)	—	(222,317)
Increase in value of trust account	(255,811)	—	(255,811)
Increase in taxes payable	222,317		222,317
Increase in accounts payable and accrued expenses	281,263	—	281,263

Net cash provided by (used in) operating activities	152,892	(599)	137,245

CASH FLOW FROM INVESTING ACTIVITIES
Payment to trust account	(96,571,520)	—	(96,571,520)

Net cash used in financing activities	(96,571,520)	—	(96,571,520)
CASH FLOW FROM FINANCING ACTIVITIES
Payment of notes payable, stockholder	(300,000)	—	(300,000)
Gross proceeds from note payable stockholder	—	300,000	300,000
Gross proceeds from sale of common stock	—	24,875	24,875
Gross proceeds from stockholder’s advance	65,703	724	172,211
Gross proceeds from public offering	99,624,000	—	99,624,000
Gross proceeds from private placement	2,500,000	—	2,500,000
Payment of offering costs	(5,328,874)	—	(5,491,472)

Net cash provided by financing activities	96,560,829	325,599	96,829,614

Net increase in cash	142,201	325,000	395,339

Cash at beginning of period	253,138	—	—

Cash at end of period	$395,339	$325,000	$395,339

Supplemental disclosure of non cash financing activities:
Increase (decrease) of accrued offering costs	$(164,000)	$—	$71,000

Accrual of deferred underwriting fees	$2,044,960	$—	$2,044,960

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

For the quarter ended March 31, 2007, our net loss after taxes was $60,893. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the Trust Account. Our operating expenses during the period were $731,767, consisting primarily of stock based compensation of $455,583, expenses related to pursuing a business combination, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our sponsor, Cohen Bros. Acquisitions, LLC (the “Sponsor”).

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

The funds held in the Trust Account are currently invested in Treasury Bills issued by the United States government having a maturity of 180 days or less. We also have the option to invest the funds in money market funds meeting the criteria under Rule 2a-7 under the Investment Company Act of 1940. Interest earned will be applied in the following order of priority:

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financials statements since we have not identified any uncertain tax positions as defined by FIN 48.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account have been invested only in Treasury Bills issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. If the interest rate on the Treasury Bills increased or decreased by 1%, our interest income net of deferred interest would increase or decrease by $6,709 for the three months ended March 31, 2007.

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

DEKANIA CORP.

August 23, 2007	By:	/s/ Thomas H. Friedberg
Thomas H. Friedberg
Chairman, President and Chief Executive Officer