Form 10-K
period 2007-12-31
Dekania Corp.
filed 2008-03-31
CIK 1363202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $92,748,597.

The number of outstanding shares of the registrant’s common stock on March 28, 2008 was 12,699,900 shares.

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

Introduction

We are a recently organized blank check company known as a Business Combination Company™, or BCC™. We were incorporated under Delaware law on February 28, 2006. We were formed for the purpose of acquiring a business through a business combination. Since our formation, our entire activity has been limited to organizational activities, activities related to raising capital and, since our initial public offering, activities relating to identifying and evaluating prospective acquisition targets. In connection with our formation, we issued 2,487,500 shares, for nominal consideration, to Cohen Bros. Acquisitions, LLC, which we refer to as our Sponsor, and our officers and directors. On January 30, 2007, we consummated a private placement, which we refer to as the private placement, where our Sponsor purchased 250,000 units at a price of $10.00 per unit, generating gross proceeds of $2,500,000. On February 7, 2007, we consummated our initial public offering of 9,700,000 units. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $8.00 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $97,000,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement were approximately $92,100,000. These net proceeds, less $40,000 for working capital expenses and together with $1,940,000 of deferred underwriting compensation, were placed in a trust account which we refer to as the Trust Account. On March 21, 2007, we sold an additional 262,400 units when the underwriters in our initial public offering exercised a portion of their over-allotment option. These units were purchased at the initial public offering price of $10.00 per unit less an underwriting discount of 6%, 4% of which was deferred. The net proceeds of $2,571,520, including $104,960 in deferred underwriting compensation, was deposited into the Trust Account. On May 2, 2007, separate trading of the common stock and warrants included in our outstanding units commenced on the American Stock Exchange.

The funds deposited in the Trust Account will be used to effectuate a business combination or, if we do not complete a business combination, returned to our public stockholders, all as more particularly described as “—Effecting a Business Combination,” below. We also have a $3,291,000 letter of credit from our Sponsor held for the benefit of the Trust Account which may be drawn upon by the trustee of our Trust Account to provide a pro rata payment to the stockholders whose shares were issued in our initial public offering, who we refer to as our public stockholders, if we do not complete a business combination and funds in the Trust Account are less than $10.00 per share. Under certain circumstances, which we describe in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operation and Liquidity,” the letter of credit may expire before liquidation of the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. We have the right to use up to $2.5 million of interest earned upon funds in the Trust Account for working capital. As of March 27, 2008, there was $96,763,397 held in the Trust Account ($2,044,960 of which was held in the underwriters’ account for deferred underwriting compensation).

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

Our initial business combination must be with one or more target businesses whose fair market value is at least equal to 80% of the amount in the Trust Account at the time of acquisition, net of amounts for taxes and the underwriters’ deferred compensation from our initial public offering, and excluding our Sponsor’s letter of credit. Because we currently have no restrictions on our ability to seek additional funds through the sale of equity or debt securities or through loans or other financing arrangements, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of the net amount in the Trust Account and fund the excess cost through additional financing. We may also require additional financing to fund a business combination to the extent that redemption requests, as permitted by our amended and restated certificate of incorporation, made in connection with an initial business combination reduce funds available in the Trust Account below the amount necessary to consummate the initial business combination. If we elect to pursue the simultaneous acquisitions of several assets or closely related operating businesses at the same time, we could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence investigation, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at the same time, we may be unable to integrate the operations of such target businesses.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations or activities other than seeking and evaluating potential target businesses until we complete a business combination. We intend to use cash derived from the proceeds of our initial public offering and the private placement, and may also use our capital stock, debt or a combination of these, in effecting a business combination. Although we intend to apply substantially all of the net proceeds of the initial public offering and the private placement generally toward effecting a business combination as described herein, the proceeds are not otherwise designated for a more specific purpose. While we may seek to effect business combinations with more than one target business, it is likely that we will have the ability to initially complete only a single business combination, although this may entail the simultaneous acquisitions of several operating businesses.

Subject to the limitation that a target business have a fair market value of at least 80% of the net amount in the Trust Account (exclusive of the underwriters’ deferred compensation, and interest earned on that amount, held in the Trust Account and excluding the principal amount of the Sponsor’s letter of credit held in the Trust Account) at the time of the acquisition, we will have broad flexibility in identifying and selecting a prospective acquisition candidate, as long as it meets the criteria we describe in this section. If the amount available in the Trust Account is insufficient for us to complete a business combination, because of the size of the business combination, or because we become obligated to redeem a significant number of shares from dissenting stockholders, we will need to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We currently have no restrictions on our ability to raise additional funds through the sale of our equity or debt securities or through loans or other financing arrangements. However, no financing arrangements have been entered into or contemplated with any third parties to raise any additional funds, whether through the sale of securities or otherwise.

Sources of target businesses

We began our search for target business candidates following our initial public offering. We have been using a variety of unaffiliated sources to identify potential targets, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. We have engaged the services of three professional firms that specialize in acquisitions. These finders will be paid a fee, which is a percentage of the purchase price of the acquired business, only if we complete a business combination identified by them.

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

If our board is not able to independently determine whether the target business has a sufficient fair market value (for example, if the financial analysis is too complicated for our board to perform on its own), we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Institutions Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the test of being at least 80% of the amount in the Trust Account, we do not anticipate distributing copies of such opinion to our stockholders, although we will provide copies to stockholders who request them. If we do obtain the opinion of an investment banking firm, we will include a summary of the opinion in the proxy statement we will mail to stockholders seeking their approval of the business combination, and the investment banking firm will consent to the inclusion of their report in our proxy statement. In addition, the proxy statement will advise stockholders how to obtain a copy of the opinion from us. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a target business if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one initial business combination, although this may entail simultaneous acquisitions of several entities. We may not be able to acquire more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and other legal issues and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied resulting in the fair market valuation being below the requisite amount. Accordingly, following our initial business combination, our future viability may depend entirely upon the performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

Except as provided above, unless and until we consummate a business combination, the funds held in the Trust Account (other than interest used to fund working capital) will not be available for our use for any expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business. The $2,044,960 of the funds attributable to deferred underwriting compensation in connection with our initial public offering and the underwriters’ exercise of their overallotment option (and accrued interest thereon, net of taxes payable) less any amount allocable to shareholders exercising their redemption rights, will be released to the underwriters of our initial public offering upon completion of a business combination or to our public stockholders upon the implementation of a stockholder approved plan of dissolution and liquidation and the distribution of the Trust Account, but will in no event be available for use by us in a business combination. The expenses that we may incur before we complete a business combination may only be paid from funds not held in the Trust Account and any interest earned on funds in the Trust Account and released to us as described above.

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

Although we will seek to have all vendors, prospective target businesses or other entities we engage execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or, even if they execute such agreements, that such agreements would be valid and enforceable or that such parties would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the Trust Account. If any third party refused to execute an agreement waiving such claims to the monies held in the Trust Account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. With the approval of our Chief Executive Officer and the approving vote or written consent of at least a majority of our board of directors, including all of the non-independent directors, we may choose to engage such third party even though it refuses to waive claims to the monies held in the Trust Account. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills we believe are significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a provider of required services willing to provide the waiver.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make distributions to our public stockholders in accordance with our plan of dissolution and liquidation as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our public stockholders will likely extend beyond the third anniversary of such dissolution. For a discussion the risks relating to our determination not to comply with Section 280, see Item 1A, “Risk Factors—Risks Associated with Our Business—Our stockholders may be held liable for claims of third parties to the extent of distributions received by them.”

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

Competition for Target Businesses

In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout and other private equity funds, operating businesses and other entities and individuals, both foreign and domestic, competing for business combinations in the insurance and insurance service industries. Many of our possible competitors could be well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of our possible competitors may possess greater financial, marketing, technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that may be available to us for the reasons we discuss in “—Market Opportunity,” our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This limitation gives others competitive advantage in pursuing a business combination with target businesses. Further:

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

Additionally, we may face competition from private equity and leveraged buy-out firms as well as other blank check companies which have formed recently, a number of which may consummate a business combination in any industry they choose. Moreover, the limited number of blank check companies that have completed or agreed to complete a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly-held blank check companies like us.

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

In the United States, state insurance departments typically monitor compliance with applicable regulations through periodic regulatory reporting procedures and examinations. Quarterly and annual financial reports to state regulators in the United States use statutory accounting principles, which differ in important respects from U.S. GAAP. Statutory accounting principles, in keeping with the intent to assure protection of policyholders, are based on a liquidation concept, while U.S. GAAP is based on a going-concern concept.

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

The insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain of its practices. This scrutiny includes the commencement of investigations and other proceedings by the New York State Attorney General and other governmental authorities relating to allegations of improper conduct in connection with the payment of, and disclosure with respect to, contingent commissions paid by insurance companies to intermediaries, the solicitation and provision of fictitious or inflated quotes, the use of inducements to brokers or companies in the sale of insurance products and the accounting treatment for finite insurance and reinsurance or other non-traditional or loss mitigation insurance and reinsurance products. The SEC has initiated industry-wide inquiries regarding market timing and late trading in mutual funds and variable annuity contracts, variable annuity sales practices/exchanges and electronic communication document retention practices. One possible result of these investigations and attendant lawsuits is that many insurance industry practices and customs may change, including the manner in which insurance is marketed and distributed through independent brokers and agents. These changes could adversely affect a target business’ ability to implement its business strategy, which could adversely affect its growth and profitability.

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

We are a recently incorporated development stage company with no operating results to date other than organizational activities. Since we have had very limited operations since our initial public offering, relating principally to our search for a business combination, you have an extremely limited basis upon which to evaluate our ability to achieve our business objectives. We cannot predict when, or if, we will complete our initial business combination.

We may not consummate a business combination within the required time periods, in which case, we will dissolve and liquidate.

We must complete a qualifying business combination on or before August 1, 2008 (or on or before February 1, 2009 if we enter into a letter of intent, agreement in principle or a definitive agreement with respect to a business combination on or prior to August 1, 2008). If we do not complete a qualifying business combination within the required time, we will dissolve and liquidate. We may not be able to find suitable target businesses within the required time periods. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach this deadline.

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

Based upon publicly available information, as of December 31, 2007, approximately 134 similarly structured blank check companies have completed initial public offerings in the United States since the start of 2004 and 58 others have filed registration statements. Of the blank check companies that have completed initial public offerings, 39 companies have consummated a business combination, while 24 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated such business combinations. Seven companies have failed to complete previously announced business combinations and have announced their pending dissolution and return of trust proceeds to stockholders. Accordingly, the remaining 64 blank check companies that we estimate to have raised approximately $10.5 billion that is currently held in trust accounts, and potentially an additional 58 blank check companies that have filed registration statements to raise approximately $12.2 billion, will be seeking to enter into business combinations. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination which, in turn, will result in an increased demand for target businesses. While many of these companies are targeted towards specific industries in which they must complete a business combination, certain of these companies may consummate a business combination in any industry they choose, which may include the insurance industry. As a result, there may be significant demand for the kinds of privately-held companies that we target which may limit the universe of potential acquisition targets for us.

Further, the fact that 39 blank check companies have consummated a business combination, 24 other companies have entered into definitive agreements or letters of intent with respect to potential business combinations, and 7 companies have failed to complete a business combination may be an indication that there are a limited number of attractive target businesses available or that many target businesses may not be inclined to enter into a business combination with a publicly held blank check company.

Because of this competition, we may be unable to compete successfully for an attractive business combination. Additionally, because of this competition, we may be unable to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within the required time periods, our purpose and powers will be limited to dissolving, liquidating and winding up.

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

We may withdraw up to $2,500,000 from the interest earned on the funds held in the Trust Account (net of taxes payable on such interest) to provide us with working capital to enable us to fund our expenses, including the expenses associated with the pursuit of a business combination, reimbursement of letter of credit fees, and, if necessary, expenses with respect to our potential dissolution and liquidation. We based our estimates of these expenses upon our management’s estimate of the amount required for these purposes. However, these estimates may prove inaccurate, especially if we use a portion of these funds to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of these funds pursuing a business combination that we do not consummate. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing from our management, our Sponsor or third parties. We may not be able to obtain additional financing on favorable terms, if at all, and neither our Sponsor nor our management is obligated to provide any additional financing. Additionally, the trust agreement governing the Trust Account provides that, if our board of directors approves a plan of dissolution and liquidation and, at that time, we have insufficient funds outside of the Trust Account to pay for our dissolution and liquidation expenses, we may withdraw up to $100,000 from interest earned on the Trust Account to pay for such expenses. Any such withdrawal would reduce the amount of interest income our public stockholders’ would receive per share from the Trust Account.

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

We believe that our success will depend in part upon the continued service of our key executive management team. While we expect that the members of our management team will remain associated with us following a business combination, we cannot assure you that they, as a team, or any one of them will, in fact, do so. Whether they do remain, and the positions they may assume in a combined company, will depend in large part upon our evaluation of the target company’s management and the terms of the business combination. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could have a detrimental effect on us. Although we will have key man life insurance in the amount of $1,000,000 for each of Thomas H. Friedberg, David Nathaniel and Paul Vernhes, each for a two year period, this insurance may not be adequate to compensate us for the loss of services of these individuals.

Our ability to conduct our operations following a business combination will depend upon the efforts of our key personnel, some of whom may join us following such a business combination. Persons who join us following a business combination may be unfamiliar with the requirements of operating a public company.

Our ability to effect a business combination will depend upon the efforts, diligence and skill of our officers and directors. We cannot predict, however, what roles our current officers and directors will undertake following a business combination. Although we expect that members of our management team will remain associated with us following a business combination, their continued association with us, and the positions they may assume in a combined company, will depend in large part upon our evaluation of the target company’s management and the terms of the business combination. None of our management is obligated to remain associated with us following a business combination. In addition, we anticipate that we may employ at least some of the officers and other personnel in the target business and we may seek to employ additional personnel. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually acceptable employment terms. If we acquire a target business in an all-cash transaction, it would be more likely that our current management would remain with the combined company if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company control the combined company, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction. In determining whether our current management should remain with us following the business combination, a committee of our independent directors will analyze the experience and skill set of the target business’ management. Our board may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management following the business combination, thereby resulting in a conflict of interest.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, other blank check companies and operating businesses competing for acquisitions. Many of these entities may be well-established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors may possess greater technical, human, financial and other resources than we do. As a result, we may be at a competitive disadvantage in pursuing a business combination with some target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a proposed business combination, and our obligation to redeem for cash shares of our common stock in certain instances may reduce the resources available for an otherwise agreed business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by a target business, particularly in connection with a business combination for which our equity securities comprise a portion of the consideration. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If our initial business combination involves the contemporaneous acquisition of several businesses, we may be at a disadvantage to competitors who can acquire the businesses separately.

We may acquire a target business with a history of poor operating performance or that is in an early stage of development or growth. We may be unable to improve or develop these businesses.

Due to the competition for business combination opportunities, we may acquire a target business with a history of poor operating performance if we believe that the poor performance has been caused by an unusual event, such as a catastrophe loss due to a hurricane, or by poor management, where the business has developed a plan to correct past problems but the plan’s intended effects have not yet been realized, or where similar attributes exist. We may also acquire a target business that is in an early stage of development or growth. However, acquiring these types of businesses can be extremely risky and we may not be able to improve the operating performance of poorly-operating businesses or develop and build the operations of development stage businesses.

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

Although we anticipate that the funds available in the Trust Account will be sufficient to allow us to consummate a business combination, if they prove to be insufficient, either because of the size of a proposed business combination or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We currently have no restrictions on our ability to seek additional financing; however, we may not be able to obtain such financing on acceptable terms, or at all. If we are unable to obtain additional financing when needed to consummate a particular business combination, we could be compelled to restructure the consideration to be paid in, or abandon, that particular business combination and seek alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business or businesses. The failure to secure additional financing could slow or halt development or growth of the target business or businesses. None of our Sponsor, or our officers, directors or stockholders are required to provide any financing to us in connection with, or after the consummation of, a business combination.

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

Reinsurance has inherently greater uncertainties of loss and benefit reserves as compared to insurance, primarily due to the necessary reliance on the ceding company or insurer for information regarding losses and benefits and the lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and the ultimate resolution or settlement of the loss or benefit. If we acquire a target business in the reinsurance sector, our success in operating that business will depend on our ability to assess accurately the risks underwritten by its ceding companies. If we fail to assess these risks accurately, or if events or circumstances cause our estimates to be incorrect, we may not establish appropriate premium rates and our reserves may be inadequate to cover our losses. Although we will conduct due diligence on the transactions that we underwrite, we also will depend on the original underwriting decisions made by ceding companies. Specifically, we will be subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured by us and that the premiums ceded may not adequately compensate us for the risks that we will have assumed.

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

Information technology and telecommunications systems require an ongoing commitment of significant resources to maintain and enhance existing systems and to develop new systems in order to keep pace with continuing technological change, evolving industry and regulatory standards and changing customer preferences. Failure to maintain effective and efficient systems could result in our being unable to compete effectively with others in the industry.

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

If we enter into a business combination with an insurance company, our financial strength will be monitored by regulatory authorities and private companies, such as A.M. Best. Claims paying and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best focuses on balance sheet strength (including capital adequacy and loss expense reserve adequacy), operating performance and business profile. A reduction in a target business’ performance under these criteria could result in a downgrade of its A.M. Best rating. Any downgrade of this rating could cause any brokers, agents, retail brokers or insureds with whom a target business works to choose other, more highly-rated competitors, which could cause significant declines in the revenues and earnings of the target business. A ratings downgrade could also increase the cost or reduce the availability of reinsurance to the target company.

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

If we effect a business combination with a life insurance or annuity company, then the target business would be exposed to the risk that changes in interest rates may reduce the “spread,” or the difference between the amounts that it is required to pay under the contracts in its general account, principally traditional whole life insurance, fixed annuities and guaranteed investment contracts, and the rate of return it is able to earn on general account investments to support obligations under the contracts. A reduction of its spread due to changes in interest rates or equity security markets may reduce or eliminate the profitability of a target life insurance and/or annuity business.

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

If we were to invest in a company underwriting property catastrophe-type coverages, our operating results in any given period would depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots and floods. If our target business underwrote risks based on information generally supplied by the broker market, we would depend on the quality of that information and, if the information were not fully developed or supplemented, the business could develop a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. Although we intend to be prudent in terms of the businesses we seek to acquire, we cannot assure you that a target business would not experience geographic concentration of risk, with our results of operations fluctuating, or deteriorating, as a consequence of this concentration of risk.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market

Our units, which consist of one share of our common stock, par value $.0001 per share and one warrant to purchase an additional share of our common stock, commenced trading on the American Stock Exchange under the symbol “DEK.U,” on February 2, 2007. Our common stock and warrants began to trade separately under the symbols “DEK” and “DEK.WS”, respectively, on May 3, 2007; those units not separated continue to trade on the American Stock Exchange under the symbol “DEK.U”. Our units were not listed on any exchange or interdealer quotation system in 2006.

	Units		Warrants		Common Stock
	High	Low	High	Low	High	Low
2007
First Quarter	$10.05	$9.77	N/A	N/A	N/A	N/A
Second Quarter(1)	$10.61	$9.90	$1.22	$0.90	$9.52	$9.25
Third Quarter	$10.53	$10.05	$1.22	$.084	$9.60	$9.28
Fourth Quarter	$10.30	$9.85	$0.90	$0.63	$9.60	$9.25

(1)	Represents the high and low prices, respectively, from May 3, 2007, the date that our common stock first became separately tradable, through June 20, 2007.

Holders of Common Equity

As of March 25, 2008, there were two holders of record of our units and seven holders of record of our common stock (including holders of common stock included in our units).

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

Stock Performance Graph

The graph below compares the cumulative total return of our common stock from May 3, 2007 through December 31, 2007 with the cumulative total return of companies comprising the S&P 500 Index and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer group selected by us over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Our peer group is comprised of the following companies that were blank check companies and that, as of the measurement dates, had neither completed a business combination nor announced a business combination: Tailwind Financial, Inc., Santa Monica Media Corp., Media & Entertainment Holdings, Inc., Churchill Ventures Ltd., Geneva Acquisition Corp., Union Street Acquisition Corp., Renaissance Acquisition Corp., Transforma Acquisition Group, Inc., Granahan McCourt Acquisition Corp. and Marathon Acquisition Corp. We are only aware of one other black check company seeking to complete a business combination with businesses that operate within the U.S. insurance industry.

Stock Performance Chart

Cumulative Total Return(1)

Comparison – Dekania Corp., S&P 500, Peer Group

COMPANY/INDEX/MARKET	5/02/2007	05/31/2007	6/29/2007	7/31/2007	8/31/2007	9/28/2007
Dekania Corp.	100.00	99.57	99.79	100.11	100.53	102.67
Peer Group	100.00	100.80	102.12	102.75	102.75	102.08
S&P Composite	100.00	103.49	101.77	98.62	98.62	103.84

COMPANY/INDEX/MARKET	10/31/2007	11/30/2007	12/31/2007
Dekania Corp.	100.11	100.11	99.47
Peer Group	102.61	102.20	102.02
S&P Composite	105.49	101.08	100.38

(1)	Our common stock began separate trading on May 3, 2007.

Recent Sales of Unregistered Securities

Our Sponsor purchased 250,000 units on January 30, 2007 at $10.00 per unit, in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2). No underwriting discounts or commissions were paid with respect to such sale. Each of the units consist of one share of common stock and one warrant that is exercisable for one share of common stock at an exercise price of $8.00 per share. These warrants are exercisable on the later of the date of the completion of the business combination or February 1, 2008, provided that a registration statement is in effect and a current prospectus with respect to the common stock issuable upon exercise of the public warrants and the private warrants is available. These warrants expire on February 1, 2011 or earlier upon their redemption.

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

The total proceeds of the public and private offerings was $99,500,000. We incurred $7,400,000 of offering expenses, including $1,940,000 of deferred underwriting compensation. Our Sponsor had previously advanced $300,000 to us to pay offering expenses which we repaid from the offering proceeds. After retaining $40,000 for working capital, we placed the $92,060,000 balance, together with the $1,940,000 of deferred underwriting compensation, in the Trust Account for use as set forth in Item 1, “Business – Effecting a Business Combination”. Pending that use, the funds in the Trust Account have been invested in U.S. Treasury debt instruments having a maturity date of less than 180 days. We may also invest these funds in money market funds meeting the criteria of Rule 2a-7 under the Investment Company Act of 1940.

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

We currently do not have any equity compensation plans.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in connection with “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations” and our financial statements, including the notes, included elsewhere herein.

	February 28, 2006 (date of inception) to December 31, 2006	February 28, 2006 (date of inception) to December 31, 2007	For the year Ended December 31, 2007
Income Statement Data
Formation and Operating Costs	$647	$4,163,285	$4,162,638
Interest Income	—	3,464,370	3,464,370
Provision for income taxes	—	—	—
Net income	(647)	(698,915)	(698,268)
Earnings per share (basic and diluted)	$—	$(0.09)	$(0.06)

Balance Sheet Data

	As of December 31, 2006	As of December 31, 2007
Investments in trust account	$—	$96,561,519
Cash	253,138	789,487
Working capital	(373,370)	95,487,807
Total assets	665,736	98,881,569
Total stockholders’ equity	$24,228	$66,616,852

	For the Quarter ended 03/31/07	For the Quarter ended 06/30/07	For the Quarter ended 09/30/07	For the Quarter ended 12/31/07
Quarterly Income Statement Data (unaudited):
Interest income	$670,874	$1,099,567	$883,969	$809,960
Income before provision for income taxes	(60,893)	115,200	(356,186)	(396,389)
Net income (loss)	(60,893)	75,213	(337,504)	(375,084)
Earnings per share (basic and diluted)	$(0.01)	$0.01	$(0.03)	$(0.03)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net loss after taxes for the year ended December 31, 2007 was $698,268. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our operating expenses during the year ended December 31, 2007 were $4,162,638, consisting primarily of stock based compensation of $2,798,582, expenses related to pursuing potential business combinations, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our sponsor, Cohen Bros. Acquisitions, LLC (the “Sponsor”).

Net loss after taxes for the period from inception to December 31, 2006 was $647. Our operating expenses during the period were $647 consisting primarily of termination costs.

On January 30, 2007, we sold 250,000 units in a private placement to our Sponsor and on February 7, 2007, we consummated our initial public offering of 9,700,000 units. Each unit in the private placement and the public offering consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. Our common stock and warrants started trading separately as of May 2, 2007. The gross proceeds from the sale of the units in our initial public offering and the private placement were $99,500,000. Of that amount, after deducting offering expenses of $610,000 (including reimbursement of $300,000 advanced by our Sponsor to pay offering expenses), underwriting discounts and commissions of $4,850,000, deferred underwriting compensation of $1,940,000 and working capital of $40,000, we deposited $92,060,000 in the Trust Account maintained by American Stock Transfer & Trust Company, as trustee, which we refer to as the Trust Account. In addition, we deposited $1,940,000 of deferred underwriting compensation into the Trust Account. The gross proceeds from the sale of the additional 262,400 units to the underwriters of our initial public offering in connection with the exercise of their overallotment option were $2,624,000. Of that amount, after deducting the underwriters’ discount of $52,480, we deposited $2,571,520 into the Trust Account (including $104,960 of deferred underwriting compensation). The funds deposited in the Trust Account will be used to effectuate a business combination or, if we do not complete a business combination, returned to our public stockholders upon the implementation of a stockholder approved plan of dissolution and liquidation. We also have a $3,291,000 irrevocable letter of credit from our Sponsor issued by Commerce Bank held for the benefit of the Trust Account and the stockholders whose shares were issued in our initial public offering, who we refer to as our public stockholders, which may be drawn upon by the trustee of our Trust Account to provide a pro rata payment to our public stockholders, if we do not complete a business combination within the required time periods, and funds in the Trust Account are less than $10.00 per share. As of December 31, 2007, there was approximately $96,562,000 held in the Trust Account.

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

Off-Balance Sheet Arrangements

We have issued warrants in conjunction with our initial public offering and private placement, and have also issued incentive warrants. These warrants may be deemed to be equity linked derivatives and, accordingly, represent off balance sheet arrangements. As more particularly discussed in Note 2 to the notes to our financial statements, and as permitted under Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we account for these warrants as stockholders’ equity and not as derivatives.

Contractual Obligations

We did not have any long term debt, capital lease obligations, purchase obligations or other long term liabilities. On February 1, 2007, we entered into a Service Agreement with the parent of our Sponsor requiring us to pay $7,500 per month for up to 24 months. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account have been invested only in Treasury Bills issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. If the interest rate on the Treasury Bills increased or decreased by 1%, our interest income net of deferred interest would increase or decrease by $34,644 for our 2007 fiscal year.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dekania Corp.

We have audited the accompanying balance sheet of Dekania Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and the amounts included in the cumulative columns in the statement of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dekania Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

March 31, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dekania Corp. as of December 31, 2006 and the results of its operations and its cash flows for the period from February 28, 2006 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 12, 2007

DEKANIA CORP.

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$789,487	$253,138
Investment in trust account	96,561,519	—
Prepaid taxes	96,509	—
Prepaid expenses and other current assets	280,563	15,000

Total current assets	97,728,078	268,138
Deferred tax asset	1,153,491	—
Deferred offering costs	—	397,598

TOTAL ASSETS	$98,881,569	$665,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$139,804	$235,000
Due to stockholder	55,507	106,508
Note payable, stockholder	—	300,000
Deferred underwriting fees	2,044,960	—

Total Liabilities	2,240,271	641,508

Common stock, $.0001 par value, 3,063,719 shares subject to possible redemption, at redemption value of $9.80 per share	30,024,446	—

Commitments

Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, par value of $0.0001, authorized 30,000,000 shares; 12,699,900 and 2,487,500 issued and outstanding at December 31, 2007 and December 31, 2006 respectively (including 3,063,719 shares subject to possible redemption at December 31, 2007)	1,270	249
Additional paid in capital	67,314,497	24,626
Deficit accumulated during the development stage	(698,915)	(647)

Total Stockholders’ Equity	66,616,852	24,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,881,569	$665,736

The accompanying notes should be read in conjunction with the financial statements.

DEKANIA CORP.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	February 28, 2006 (date of inception) to December 31, 2006	February 28, 2006 (date of inception) to December 31, 2007
Formation and operating costs (including stock-based compensation of $2,798,582 for the year ended December 31, 2007 and for the period from February 28, 2006 (inception) to December 31, 2007)	$4,162,638	$647	$4,163,285
Interest income	3,464,370	—	3,464,370

Net loss before provision for income taxes	(698,268)	(647)	(698,915)
Provision for income taxes	—	—	—

Net loss	$(698,268)	$(647)	$(698,915)

Weighted average shares outstanding (basic and diluted)	11,639,271	2,349,306	7,465,736

Net loss per share (basic and diluted)	$(0.06)	$(0.00)	$(0.09)

The accompanying notes should be read in conjunction with the financial statements.

DEKANIA CORP.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
February 28, 2006 (inception) to December 31, 2007
Common shares issued March 17, 2006 at $.0001 per share	2,487,500	$249	$24,626	$—	$24,875
Net loss for the period February 28, 2006 (inception) to December 31, 2006	—	—	—	(647)	(647)

Balance, December 31, 2006	2,487,500	$249	$24,626	$(647)	$24,228

Private placement shares issued at January 31, 2007 at $10 per share	250,000	25	2,499,975	—	2,500,000
Common shares issued at February 7, 2007 at $10 per share	9,700,000	970	96,999,030	—	97,000,000
Common shares issued at March 21, 2007 at $10 per share	262,400	26	2,623,974	—	2,624,000
Expenses of offerings	—	—	(7,607,244)	—	(7,607,244)
Proceeds subject to possible conversion of 3,063,719 shares	—	—	(30,024,446)	—	(30,024,446)
Stock—based compensation	—	—	2,798,582	—	2,798,582
Net loss for the year ended December 31, 2007	—	—	—	(698,268)	(698,268)

Balance, December 31, 2007	12,699,900	$1,270	$67,314,497	$(698,915)	$66,616,852

The accompanying notes should be read in conjunction with the financial statements.

DEKANIA CORP.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	February 28, 2006 (date of inception) to December 31, 2006	February 28, 2006 (date of inception) to December 31, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(698,268)	$(647)	$(698,915)
Adjustment to reconcile net loss to net cash used in operating expenses
Stock-based compensation	2,798,582	—	2,798,582
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(265,563)	(15,000)	(280,563)
Increase in deferred interest	—		—
Increase in deferred tax asset	(1,153,491)	—	(1,153,491)
Increase in trust account due to earned interest	(3,464,370)	—	(3,464,370)
Increase in taxes receivable	(96,509)		(96,509)
Increase in accounts payable and accrued expenses	139,804	—	139,804

Net cash used in operating activities	(2,739,815)	(15,647)	(2,755,462)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to trust account	(96,571,520)	—	(96,571,520)
Cash withdrawn from trust account	3,474,371		3,474,371

Net cash used in financing activities	(93,097,149)	—	(93,097,149)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of notes payable, stockholder	(300,000)	—	(300,000)
Gross proceeds from note payable stockholder	—	300,000	300,000
Gross proceeds from sale of common stock	—	24,875	24,875
Gross proceeds (repayment of) from stockholders’ advance	(51,001)	106,508	55,507
Gross proceeds from public offering	99,624,000	—	99,624,000
Gross proceeds from private placement	2,500,000	—	2,500,000
Payment of offering costs	(5,399,686)	(162,598)	(5,562,284)

Net cash provided by financing activities	96,373,313	268,785	96,642,098

Net increase in cash	536,349	253,138	789,487

Cash at beginning of period	253,138	—	—

Cash at end of period	$789,487	$253,138	$789,487

Supplemental disclosure of non cash financing activities:
Increase (decrease) of accrued offering costs	$(235,000)	$235,000	$—

Accrual of deferred underwriting fees	$2,044,960	$—	$2,044,960

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,250,000	$0	$1,250,000

The accompanying notes should be read in conjunction with the financial statements.

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1. Organization and Proposed Business Operations

Nature of Operations

Dekania Corp. (the “Company”) was incorporated in the State of Delaware on February 28, 2006 as a blank check company formed to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, with one or more businesses in the insurance industry in the United States, Canada, Bermuda or the Cayman Islands. The Company has selected December 31 as its fiscal year-end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has not acquired an entity as of December 31, 2007.

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on February 1, 2007. On January 30, 2007, the Company completed a private placement (the “Private Placement”) and received net proceeds of $2,500,000. The Company consummated the Public Offering on February 7, 2007 and received net proceeds of $89,600,000. On February 5, 2007, Cohen Bros. Acquisitions, LLC (“Cohen Bros.”), the Company’s sponsor, delivered a letter of credit in the amount of $3,291,000 which may be drawn upon in specified circumstances to increase available amounts so the Trust Account (as defined below) will have sufficient funds to distribute at least $10.00 per share to the Company’s public stockholders if the Trust Account is liquidated. On March 21, 2007, the Company completed the sale of an additional 262,400 units which were subject to the over-allotment option of the underwriters and received net proceeds of $2,466,560 (the “Over-allotment”). On May 2, 2007, the Company commenced separate trading of the common stock and warrants included in the Company’s outstanding units on the American Stock Exchange. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement, the Public Offering and the Over-allotment (collectively the “Offerings”) although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target business. As used herein, a “target business” includes an operating business in the insurance industry in the United States, Canada, Bermuda or the Cayman Islands, and a “business combination” means the acquisition by the Company of such a target business.

Of the proceeds of the Offerings, an initial amount of $96,571,520 was deposited in a trust account (“Trust Account”) at Deutsche Bank Trust Company Americas maintained by American Stock Transfer and Trust Company, and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation. The amount in the Trust Account includes $2,044,960 of deferred underwriting compensation (the “Deferred Compensation”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash and in full if a business combination is not consummated. If a business combination is consummated, the remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

DEKANIA CORP.

(a corporation in the development stage)

The Company, after signing a definitive agreement for the acquisition of a target business, must submit such transaction for stockholder approval. If public stockholders owning 30% or more of the outstanding stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,487,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote any shares they acquired in the Public Offering or in the aftermarket in favor of the business combination. Cohen Bros. has also agreed to vote all 250,000 shares that it purchased in the Private Placement in favor of a business combination. After consummation of the Company’s first business combination, these voting agreements will terminate.

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

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and short-term investments. The Company’s policy is to place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Cash and cash equivalents

The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce the deferred tax assets to the amount expected to be realized.

Stock based compensation

The Company accounts for all of its share-based payments in accordance with Statement of Financial Accounting Standards 123(R) “Share-Based Payments” (“SFAS 123(R)”). SFAS 123R requires all share-based payments, including grants of employee stock options to employees to be recognized in the financial statements based on their fair values. Total stock-based compensation for the year ended December 31, 2007 was approximately $2,798,582.

Loss per common share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Shares of common stock potentially issuable upon the exercise of warrants are excluded from the computation since they were not exercisable for the periods presented. 9,962,400 warrants issued in the initial public offering, the 1,420,000 incentive warrants and the 250,000 private placement warrants (total of 11,632,400 warrants) have not been considered in the diluted earnings per share since the warrants are contingently exercisable.

DEKANIA CORP.

(a corporation in the development stage)

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances to continue to use the “simplified” method, in developing estimates of the expected term of “plain-vanilla” share options in accordance with SFAS No. 123R. SAB 110 amended prior guidance to permit the use of the “simplified” method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company believes that this new pronouncement will not have a material impact on the Company’s financial statements in future periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this statement may change how fair value is determined. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will not have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since the Company has not identified any uncertain tax positions as defined by FIN 48.

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

3. Stockholders Equity

Public offering and private placement

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

The grant of the incentive warrants has been deemed to be stock-based compensation. Therefore, pursuant to Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, the Company records a charge to earnings of the fair value of such warrants, which the Company has estimated, using the Black-Scholes formula, to be an aggregate of $7,029,000 based upon its $8.00 exercise price. The fair value of the incentive warrant was estimated using the following assumptions: (1) expected volatility of 45.1%, (2) a risk-free rate of 4.88%, (3) a contractual life of five years and (4) a dividend rate of $0. The Company is recording a charge to earnings over a maximum period of 27 months because the Company has factored in the two-year period that the Company has to effect a business combination and the three month vesting period for the warrants. Accordingly, on an aggregate basis, during the 27 month period following the closing of the Public Offering, the Company has expensed approximately $781,000 to earnings each quarter. In the event that the Company consummates a business combination prior to two years from the closing date of the Public Offering, the above amortization schedule will be accelerated.

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

5. Income Taxes

The Company’s provision for (benefit from) income taxes is as follows:

	Year ended December 31, 2007	February 28, 2006 (inception) to December 31, 2006
Current:
Federal	$1,153,491	$—
State	—	—

Total Current	$1,153,491	$—

Deferred:
Federal	$(1,153,491)	$—
State	—	—

Total Deferred	$(1,153,491)	$—

Total Provision	—	—

DEKANIA CORP.

(a corporation in the development stage)

Significant components of the Company’s deferred tax asset are as follows:

	December 31, 2007	December 31, 2006
Stock based compensation expense	$951,518	$—
Expenses deferred for income tax purposes	438,991	220

Adjusted deferred tax asset	1,390,509	220
Valuation allowance	(237,018)	(220)

Total deferred tax asset	$1,153,491	$—

A reconciliation of the Company’s income tax provision (benefit) at the federal statutory rate to the actual income tax provision (benefit) is as follows:

	December 31, 2007	December 31, 2006
Federal income tax rate	(34.00)%	(34.00)%
Valuation Allowance	34.00%	34.00%

Effective Tax Rate	—	—

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company had net deferred tax assets of approximately $1,153,000 on December 31, 2007 which is partially offset by valuation allowances. A valuation allowance was established for the realizability of certain tax benefits considering the expected future taxable income of the Company.

6. Commitments

The Company has agreed to pay to Cohen Brothers, LLC, the parent of Cohen Bros. and a related party, $7,500 a month for no more than 24 months for office space and general and administrative expenses, commencing on February 7, 2007 and terminating upon the date the Company consummates a business combination.

7. Summarized Quarterly Financial Information

	For the Quarter ended 03/31/07	For the Quarter ended 06/30/07	For the Quarter ended 09/30/07	For the Quarter ended 12/31/07
Quarterly Income Statement Data (unaudited):
Interest income	$670,874	$1,099,567	$883,969	$809,960
Income before provision for income taxes	(60,893)	115,200	(356,186)	(396,389)
Net income (loss)	(60,893)	75,213	(337,504)	(375,084)
Earnings (loss) per share (basic and diluted)	$(0.01)	$0.01	$(0.03)	$(0.03)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Thomas H. Friedberg	68	Chairman, Chief Executive Officer, President and Director
Paul Vernhes	37	Chief Financial Officer
David Nathaniel	42	Chief Investment Officer and Secretary
Christopher Ricciardi	39	Director
Steven M. Qua	75	Director
Scott C. DePetris	31	Director
Carl de Stefanis	54	Director
Joel R. Crisalli	59	Director

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

Paul Vernhes has served as our Chief Financial Officer since our inception. Since May 2005, Mr. Vernhes has served as the Managing Director of Cohen & Compagnie SAS, a French company specializing in European CDO programs of insurance company subordinated debt. Cohen & Compagnie SAS is a wholly-owned subsidiary of Cohen Brothers, LLC, the parent of our Sponsor. From May 1998 to April 2005, Mr. Vernhes worked for Compagnie de Réassurance d’Ile de France, a French reinsurance company, wholly-owned by Markel Corp. (NYSE:MKL), a public company specializing in marketing and underwriting specialty insurance products and programs, serving as an underwriter, and finished his employment there serving as Chief Financial and Accounting Officer.

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

Christopher Ricciardi has served as a director since August 2007. Mr. Ricciardi served as Managing Director from December 2006 to August 2007. Previously, since August 2006, he had been our Vice Chairman and a director. Since February 2006, he has been the Chief Executive Officer of Cohen Brothers, LLC and its subsidiary, Cohen & Company Securities, LLC, an investment banking and securities brokerage firm. From March 2003 until February 2006, Mr. Ricciardi was a Managing Director and Head of Global Structured Credit Products at Merrill Lynch. From March 2000 until March 2003, he was the head of U.S. Structured Credit Products at Credit Suisse First Boston.

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

Joel R. Crisalli has been a director since August 2007. Mr. Crisalli has engaged in a private consulting practice to the insurance industry since September 2006. From July 2003 to September 2006, Mr. Crisalli was senior vice president of operations and business development of Aerospace Holdings, Inc., an aviation insurance specialist. Mr. Crisalli served as senior vice president and corporate secretary of Stonington Insurance, a property/casualty insurance subsidiary of Renaissance U.S. Holdings from November 1995 to July 2003. From July 1987 to November 1995, Mr. Crisalli was the vice president of underwriting, marketing and corporate planning for Republic Insurance, a property/casualty insurance company. Mr. Crisalli has held a Society of Chartered Property Casualty Underwriters designation since 1977.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors, executive officers and persons who own more than 10% of our common stock, are required to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2007, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of conduct and ethics

We have adopted a code of conduct and ethics that governs the conduct of our directors, officers and employees, in accordance with applicable federal securities laws and the rules of the American Stock Exchange. Our internet address is www.dekaniacorp.com and our site contains our code of business conduct and ethics.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Cash Compensation

No executive officer or director has received any cash compensation for services rendered and no compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, including our officers and directors, or any of their respective affiliates, for services rendered to us prior to or in connection with a business combination. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria.

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

Equity Compensation

Before the closing of our private placement, we issued an aggregate of 1,420,000 incentive warrants to our Sponsor and several of our officers and directors as follows: 861,039 incentive warrants to our Sponsor, 142,000 incentive warrants to Mr. Friedberg, 118,333 incentive warrants to Mr. Vernhes, 118,333 incentive warrants to Mr. Nathaniel, 94,667 incentive warrants to Mr. Cohen and 85,628 incentive warrants to Mr. Ricciardi. The incentive warrants may be considered compensation and were issued to persons who were principally responsible for our organization and to provide an incentive to our officers to find and complete a business combination. 710,000 incentive warrants will be exercisable beginning three months after a business combination if, and only if, the closing price of our common stock equals or exceeds $11.00 per share for at least 20 trading days within a 30-trading day period preceding the date of exercise. The additional 710,000 incentive warrants will be exercisable beginning three months after a business combination if, and only if, the closing price of our common stock equals or exceeds $12.00 per share for at least 20 trading days within a 30-trading day period preceding the date of exercise. Exercise of the incentive warrants will be subject to the further condition that there be outstanding an effective registration statement and an available prospectus with respect to each of the common stock underlying public warrants and the incentive warrants. The warrants will expire at 5:00 p.m., New York City time, on February 1, 2012.

We determined the appropriate number of incentive warrants to allocate to our Sponsor and several officers and directors based upon negotiations with our underwriters in our initial public offering. We did not compare our allocations to similar companies or use benchmarks in determining our allocations.

The following table sets forth certain information concerning the other compensation paid by us in 2006 and 2007 to our Principal Executive Officer, Principal Financial Officer and each of our three other most highly compensated executive officers whose total compensation exceeded $100,000 during the 2007 fiscal year, who we collectively refer to as the named executive officers, or NEOs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Steven M. Qua, Chairman

Scott C. DePetris

Carl de Stefanis

Summary Compensation Table

Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Thomas H. Friedberg Chief Executive Officer and President	2007 2006	— —	$279,858 —	$279,858 —

Paul Vernhes Chief Financial Officer	2007 2006	— —	$233,215 —	$233,215 —

David Nathanial Chief Investment Officer and Secretary	2007 2006	— —	$233,215 —	$233,215 —

Christopher Ricciardi Managing Director	2007 2006	— —	$168,759 —	$168,759 —

(1)	The value of each incentive warrant is based upon the Black Scholes calculated value of $4.95 per share, using the following assumptions: (i) expected volatility of 45.1%, (ii) a risk-free interest rate of 4.88%, (iii) a contractual life of five years and (iv) a dividend rate of zero.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Thomas H. Friedberg	—	142,000	$8.00	February 1, 2012
Paul Vernhes	—	118,333	$8.00	February 1, 2012
David Nathanial	—	118,333	$8.00	February 1, 2012
Christopher Ricciardi	—	85,628	$8.00	February 1, 2012

Director Compensation

Name	Option Award ($)		Total ($)
Daniel G. Cohen	$186,573	(1)	$186,573
Thomas H. Friedberg	—		—
Steven M. Qua	—		—
Scott C. DePetris	—		—
Carl de Stefanis	—		—

(1)	The grant date fair value is based on the Black Scholes calculated value of $4.95 per share, using the following assumptions: (i) expected volatility of 45.1%, (ii) a risk-free interest rate of 4.88%, (iii) a contractual life of five years and (iv) a dividend rate of zero. Mr. Cohen has 94,667 incentive warrants outstanding as of December 31, 2007. Mr. Cohen resigned from the Board of Directors on August 30, 2007.

We do not provide cash or other compensation to our directors for their services as members of the board of directors or for their attendance at board or directors or committee meetings.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Messrs. Qua, DePetris and de Stefanis. None of the independent directors is an employee or former employee of ours nor is he an executive officer of an entity for which an executive officer of ours served as a member of a compensation committee or as a director during the last fiscal year. During 2007, none of our executive officers served as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity whose executive officer(s) served on our board of directors or compensation committee. In addition, none of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2008, by each of our directors and executive officers, all of our directors and executive officers as a group and other persons who beneficially own 5% or more of our outstanding common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Daniel G. Cohen(2)	1,874,166	14.76%
Thomas H. Friedberg	298,750	2.35%
Paul Vernhes	207,292	1.63%
David Nathanial	207,292	1.63%
Christopher Ricciardi	150,000	1.18%
Carl de Stefanis	15,000	*
Steven M. Qua	5,000	*
Scott C. DePetris	—	—
Joel R. Crisalli	1,500	*
Cohen Bros. Acquisitions, LLC	1,708,333	11.48%
All directors and officers as a group (8 individuals)	883,334	6.96%
Fir Tree, Inc. (3)	1,256,900	9.90%
Jonathan M. Glaser(4)	1,204,200	9.48%
Menora Mivtachim Holdings Ltd. (5)	650,000	5.12%
Bulldog Investors(6)	724,800	5.71%
Deutsche Bank AG(7)	762,106	6.00%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the following persons is c/o Dekania Corp., 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.
(2)	Includes (i) 165,833 shares owned by Mr. Cohen and (ii) 1,708,333 shares owned by Cohen Bros. Acquisitions, LLC which may be attributable to Mr. Cohen as the majority interest owner and the Chairman of the Board of Managers of Cohen Brothers, LLC, the parent of Cohen Bros. Acquisitions, LLC. Mr. Cohen resigned from the Board of Directors on August 30, 2007.
(3)

Derived from a joint filing of a Schedule 13G/A on February 14, 2008 filed by Sapling, LLC, Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree, Inc. Fir Tree, Inc. is the investment manager of both Sapling, LLC and Fir Tree Capital Opportunity Master Fund, L.P. Fir Tree, Inc.’s address is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

(4)	Derived from a joint filing of a Schedule 13G/A on February 13, 2008 filed by Jonathan M. Glaser, JMG Capital Management, Inc., JMG Capital Management, LLC, Daniel Albert David, Roger Richter, David Rubenstein, Pacific Assets Management, LLC, Pacific Capital Management, Inc. and JMG Triton Offshore Fund, Ltd. Jonathan M. Glaser’s address is 11601 Wilshire Boulevard, Suite 2180, Los Angles, CA 90025.
(5)	Derived from a joint filing of a Schedule 13D on March 19, 2007 filed by Menora Mivtachim Holdings Ltd. and its wholly owned subsidiaries. Mr. Menahem Gurevitch is a controlling shareholder of Menora Mivtachim Holdings Ltd. Menora Mivtachim Holdings Ltd.’s address is 115 Allenby Street, Tel Aviv, Israel 61008.
(6)	Derived from a joint filing of a Schedule 13G on January 22, 2008 filed by Bulldog Investors, Phillip Goldstein and Andrew Dakos. Bulldog Investors’ address is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.
(7)	This information is based upon a Schedule 13G dated February 5, 2008. Deutsche Bank AG’s address is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On January 30, 2007, our Sponsor purchased an aggregate of 250,000 units from us in a private placement for a total purchase price of $2,500,000, or $10.00 per unit. Our Sponsor paid the purchase price for the private placement units out of its own funds and not from borrowed funds. No underwriting commissions or fees were paid on the units sold in the private placement.

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

Our board of directors has determined that Messrs. Qua, DePetris and de Stefanis are “independent directors” as defined in the American Stock Exchange listing standards and Rule 10A-3 of the Exchange Act.

Item 14.	Principal Accountant Fees and Services

As previously disclosed in our Form 8-K filed on December 12, 2007, certain of the partners of Goldstein Golub Kessler LLP, which we refer to as GGK, became partners of McGladrey & Pullen, LLP, which we refer to as M&P. As a result, GGK resigned as our independent registered public accounting firm effective December 10, 2007, and M&P was appointed as our independent registered public accounting firm for the year ended December 31, 2007. During the fiscal year ended December 31, 2006, the firm of GGK was our principal accountant. GGK had a continuing relationship with RSM McGladrey, Inc., which we refer to as RSM, from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination. M&P and RSM, an affiliate of M&P and GGK, have billed and anticipate billing us as follows for the years ended December 31, 2007 and 2006.

Fee Category	2007	2006
Audit fees – M&P	$22,000	—
Audit fees – GGK	$42,925	$45,000
All other fees – GGK	$2,129	—
Tax fees – RSM	$2,500	—

Audit Fees

Audit fees consist of the professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on form 10-Q and for services rendered in connection with our registration statement on Form S-1.

Audit Related Fees

We did not incur any audit-related fees with M&P or GGK for the fiscal years ended December 31, 2007 or 2006.

Tax Fees

Tax fees consist of an analysis of the income tax consequences of certain trust investments.

All Other Fees

All other fees consist of services related to a potential acquisition.

Pre-Approval of Services

The audit committee pre-approves all services, including both audit and non-audit services, provided by our independent registered public accounting firm. For audit services, the independent registered public accounting firm provides the audit committee with an engagement letter outlining the scope of proposed audit services to be performed during the year, which must be formally accepted by the audit committee before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the audit committee before the audit commences.

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 31st day of March, 2008.

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

Signature	Title	Date

/s/ THOMAS H. FRIEDBERG Thomas H. Friedberg	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 31, 2008

/s/ PAUL VERNHES Paul Vernhes	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

/s/ DAVID NATHANIEL David Nathaniel	Chief Investment Officer and Secretary	March 31, 2008

/s/ CHRISTOPHER RICCCIARDI Christopher Ricciardi	Director	March 31, 2008

/s/ JOEL R. CRISALLI Joel R. Crisalli	Director	March 31, 2008

/s/ STEVEN M. QUA Steven M. Qua	Director	March 31, 2008

/s/ SCOTT C. DEPETRIS Scott C. DePetris	Director	March 31, 2008

/s/ CARL DE STEFANIS Carl de Stefanis	Director	March 31, 2008