Form 10-Q
period 2008-03-31
Dekania Corp.
filed 2008-05-15
CIK 1363202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer  ☐                     Accelerated Filer  ☐

Non-Accelerated Filer  ☒                     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s common stock on May 13, 2008 was 12,699,900 shares.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007

ASSETS
Current Assets
Cash	$813,392	$789,487
Investment in trust account	96,691,846	96,561,519
Prepaid taxes	—	96,509
Prepaid expenses and other current assets	287,406	280,563

Total current assets	97,792,644	97,728,078
Deferred tax asset	1,276,194	1,153,491

TOTAL ASSETS	$99,068,838	$98,881,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$194,577	$139,804
Income taxes payable	26,193	—
Due to stockholder	34,235	55,507
Deferred underwriting fees	2,044,960	2,044,960

Total Liabilities	2,299,965	2,240,271

Common stock, $.0001 par value, 3,063,719 shares subject to possible redemption, at redemption value of $9.80 per share	30,024,446	30,024,446

Commitments
Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, par value of $0.0001, authorized 30,000,000 shares; 12,699,900 issued and outstanding as of March 31, 2008 and December 31, 2007 (including 3,063,719 shares subject to possible redemption at March 31, 2008 and December 31, 2007)	1,270	1,270
Additional paid in capital	68,095,497	67,314,497
Deficit accumulated during the development stage	(1,352,340)	(698,915)

Total Stockholders’ Equity	66,744,427	66,616,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,068,838	$98,881,569

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2008 (unaudited)	Three months ended March 31, 2007 (unaudited)	February 28, 2006 (date of inception) to March 31, 2008 (unaudited)
Formation and operating costs (including stock-based compensation of $781,000 for the three months ended March 31, 2008, $455,583 for the three months ended March 31, 2007 and $3,579,582 for the period from February 28, 2006 (inception) to March 31, 2008)	$1,051,744	$731,767	$5,215,029
Interest income	398,319	670,874	3,862,689

Net loss before provision for income taxes	(653,425)	(60,893)	(1,352,340)
Provision for income taxes	—	—	—

Net loss	$(653,425)	$(60,893)	$(1,352,340)

Weighted average shares outstanding (basic and diluted)	12,699,900	8,398,460	8,090,813

Net loss per share (basic and diluted)	$(0.05)	$(0.01)	$(0.17)

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
February 28, 2006 (inception) to March 31, 2008
Common shares issued March 17, 2006 at $.0001 per share	2,487,500	$249	$24,626	$—	$24,875
Net loss for the period February 28, 2006 (inception) to December 31, 2006	—	—	—	(647)	(647)

Balance, December 31, 2006	2,487,500	$249	$24,626	$(647)	$24,228

Private placement issued at January 31, 2007 at $10 per share	250,000	25	2,499,975	—	2,500,000
Common shares issued at February 7, 2007 at $10 per share	9,700,000	970	96,999,030	—	97,000,000
Common shares issued at March 21, 2007 at $10 per share	262,400	26	2,623,974	—	2,624,000
Expenses of offerings	—	—	(7,607,244)	—	(7,607,244)
Proceeds subject to possible conversion of 3,063,719 shares	—	—	(30,024,446)	—	(30,024,446)
Stock - based compensation	—	—	2,798,582	—	2,798,582
Net loss for the year ended December 31, 2007	—	—	—	(698,268)	(698,268)

Balance, December 31, 2007	12,699,900	$1,270	$67,314,497	$(698,915)	$66,616,852

Unaudited:
Stock - based compensation			781,000		781,000
Net loss for the three months ended March 31, 2008				(653,425)	(653,425)

Balance, March 31, 2008	12,699,900	$1,270	$68,095,497	$(1,352,340)	$66,744,427

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2008 (unaudited)	Three months ended March 31, 2007 (unaudited)	February 28, 2006 (date of inception) to March 31, 2008 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(653,425)	$(60,893)	$(1,352,340)
Adjustment to reconcile net loss to net cash used in operating expenses
Stock-based compensation	781,000	455,583	3,579,582
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(6,843)	(267,250)	(287,406)
Decrease (increase) in deferred tax asset	(122,703)	(222,317)	(1,276,194)
Increase in trust account due to earned interest	(398,319)	(255,811)	(3,862,689)
Increase (decrease) in taxes payable	122,702	222,317	26,193
Increase in accounts payable and accrued expenses	54,773	281,263	194,577

Net cash provided by (used in) operating activities	(222,815)	152,892	(2,978,277)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to trust account	—	(96,571,520)	(96,571,520)
Cash withdrawn from trust account	267,992		3,742,363

Net cash provided by (used in) investing activities	267,992	(96,571,520)	(92,829,157)
CASH FLOW FROM FINANCING ACTIVITIES
Payment of notes payable, stockholder	—	(300,000)	(300,000)
Gross proceeds from note payable stockholder	—	—	300,000
Gross proceeds from sale of common stock	—	—	24,875
Gross proceeds (repayment of) from stockholders’ advance	(21,272)	65,703	34,235
Gross proceeds from public offering	—	99,624,000	99,624,000
Gross proceeds from private placement	—	2,500,000	2,500,000
Payment of offering costs	—	(5,328,874)	(5,562,284)

Net cash provided by (used in) financing activities	(21,272)	96,560,829	96,620,826

Net increase in cash	23,905	142,201	813,392

Cash at beginning of period	789,487	253,138	—

Cash at end of period	$813,392	$395,339	$813,392

Supplemental disclosure of non cash financing activities:
Decrease of accrued offering costs	$—	$(164,000)	$—

Accrual of deferred underwriting fees	$2,044,960	$2,044,960	$2,044,960

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$1,250,000

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2008

1. Organization and Proposed Business Operations

Nature of Operations

Dekania Corp. (the “Company”) was incorporated in the State of Delaware on February 28, 2006 as a blank check company formed to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the insurance industry in the United States, Canada, Bermuda or the Cayman Islands. The Company has not generated any revenue. The Company has selected December 31 as its fiscal year-end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has not acquired an entity as of March 31, 2008.

The condensed financial statements at March 31, 2008 and 2007 and for the periods from February 28, 2006 (inception) to March 31, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations and its cash flows for the periods then ended. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with Securities and Exchange Commission.

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

2. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances to continue to use the “simplified” method, in developing estimates of the expected term of “plain-vanilla” share options in accordance with SFAS No. 123R. SAB 110 amended prior guidance to permit the use of the “simplified” method beyond December 31, 2007. The Company believes that the adoption of SAB 110 will not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted this standard on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this statement may change how fair value is determined. The Company adopted this standard on January 1, 2008.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options to employees to be recognized in the financial statements based on their fair values. Total stock-based compensation for the three months ended March 31, 2008 was $781,000.

4. Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

Significant components of the Company’s deferred tax asset are as follows:

Expenses deferred for income tax purposes:	$1,758,606
Less: valuation allowance	(482,412)

Totals	$1,276,194

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

Any or all of the forward-looking statements in this report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. We discuss many of the risks and uncertainties that may impact our business in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007. Because of these risks and uncertainties, our actual results may differ materially from those that might be anticipated from our forward-looking statements. Other factors beyond those referred to above could also adversely affect us. Therefore, you are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

•

a change in control of our company (if we issue a sufficient number of shares), which may among other things, result in the resignation or removal of our existing officers and directors and could reduce or eliminate our ability to use our net operating loss carry forwards, if any, for tax purposes; and

•	reduced market prices for our common stock and warrants.

Similarly, if we issue notes or other debt securities, it could result in:

•	increased expenses to pay debt service;

•	if the debt has a variable rate, increased vulnerability to changes in market interest rates, since our revenues may not increase, or may decrease, if interest rates rise;

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to service our debt obligations;

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

For the quarter ended March 31, 2008, our net loss after taxes was $653,425. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our operating expenses during the period ended March 31, 2008 were $1,051,744, consisting primarily of stock based compensation of $781,000, expenses related to pursuing potential business combinations, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our sponsor, Cohen Bros. Acquisitions, which we refer to as our Sponsor.

For the quarter ended March 31, 2007, our net loss after taxes was $60,893. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our operating expenses during the period were $731,767, consisting primarily of stock based compensation of $455,583, expenses related to pursuing a business combination, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC.

For the period February 28, 2006 (date of inception) to March 31, 2008, our net loss after taxes was $1,352,340. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our operating expenses during the period were $5,215,029, consisting primarily of stock based compensation of $3,579,582, expenses related to pursuing a business combination, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC.

On January 30, 2007, we sold 250,000 units in a private placement to our Sponsor and on February 7, 2007, we consummated our initial public offering of 9,700,000 units. Each unit in the private placement and the public offering consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. Our common stock and warrants started trading separately as of May 2, 2007. The gross proceeds from the sale of the units in our initial public offering and the private placement were $99,500,000. Of that amount, after deducting offering expenses of $610,000 (including reimbursement of $300,000 advanced by our Sponsor to pay offering expenses), underwriting discounts and commissions of $4,850,000, deferred underwriting compensation of $1,940,000 and working capital of $40,000, we deposited $92,060,000 in the Trust Account maintained by American Stock Transfer & Trust Company, as trustee, which we refer to as the Trust Account. In addition, we deposited $1,940,000 of deferred underwriting compensation into the Trust Account. The gross proceeds from the sale of the additional 262,400 units to the underwriters of our initial public offering in connection with the exercise of their overallotment option were $2,624,000. Of that amount, after deducting the underwriters’ discount of $52,480, we deposited $2,571,520 into the Trust Account (including $104,960 of deferred underwriting compensation). The funds deposited in the Trust Account will be used to effectuate a business combination or, if we do not complete a business combination, returned to our public stockholders upon the implementation of a stockholder approved plan of dissolution and liquidation. We also have a $3,291,000 irrevocable letter of credit from our Sponsor issued by Commerce Bank held for the benefit of the Trust Account and the stockholders whose shares were issued in our initial public offering, who we refer to as our public stockholders, which may be drawn upon by the trustee of our Trust Account to provide a pro rata payment to our public stockholders, if we do not complete a business combination within the required time periods, and funds in the Trust Account are less than $10.00 per share. As of March 31, 2008, there was approximately $96,692,000 held in the Trust Account.

The amount of the letter of credit is the amount that, together with the proceeds of our initial public offering and the amount of the underwriters’ deferred compensation, will result in the Trust Account and, to the extent required, American Stock Transfer & Trust Company, as trustee for the Trust Account, having available $10.00 per share for distribution to our public stockholders. However, there is a risk that if third parties bring claims against us and seek reimbursement from the Trust Account, the amount in the Trust Account, together with amounts drawn on the letter of credit, will be less than $10.00 per share. In order to protect the Trust Account to the extent necessary to ensure that claims by creditors do not reduce the amount in the Trust Account, our Sponsor has agreed to indemnify us for all claims of creditors that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the Trust Account, provided and to the extent that (with the approval of our Chief Executive Officer and the vote or written consent of no less than a majority of our board of directors, including all of the non-independent directors) we have elected to forego obtaining valid and enforceable waivers from such creditors. We have not asked our Sponsor to reserve for such an eventuality, and we cannot assure you that our Sponsor will be able to satisfy those obligations, despite the fact that Cohen & Company, the parent of our Sponsor, has agreed with our Sponsor to provide our Sponsor with any funds our Sponsor may require to satisfy these obligations.

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

The funds held in the Trust Account are currently invested in Treasury Bills issued by the United States government having a maturity of 180 days or less. We also have the option to invest the funds in money market funds meeting the criteria under Rule 2a-7 under the Investment Company Act of 1940, as amended. Interest earned will be applied in the following order of priority:

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

Through March 31, 2008, we have withdrawn $2,492,363 of the $2,500,000 of interest income on funds in the Trust Account we are permitted to withdraw for working capital, and hold $813,392 in cash and cash equivalents. We believe that the funds we have on hand, together with the remaining $7,637 we may withdraw from the interest earned on Trust Account will be sufficient to fund our ongoing operations and costs relating to the acquisition of a target business or to fund the costs and expenses relating to our liquidation and dissolution if we do not consummate a business combination.

We expect to use substantially all of the funds in the Trust Account, other than interest applied as described above, to acquire a target business. To the extent that we use debt or equity securities as consideration in a business combination and do not use all of the funds in the Trust Account, we will use the remaining Trust Account funds to finance the operations of the target business.

Before our initial public offering, our Sponsor loaned us $300,000, without interest, which we used to pay a portion of the expenses of our initial public offering, such as SEC registration fees, NASD registration fees, blue sky fees and expenses, fees relating to listing our securities on the American Stock Exchange and legal and accounting fees and expenses. We repaid this loan from the proceeds of our initial public offering, as referred to above.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies. During the three months ended March 31, 2008, there were no material changes to these policies.

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

Off-Balance Sheet Arrangements

We have issued warrants in conjunction with our initial public offering and private placement, and have also issued incentive warrants. These warrants may be deemed to be equity-linked derivatives and, accordingly, represent off balance sheet arrangements. As more particularly discussed in Note 2 to the notes to our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007, and as permitted under Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we account for these warrants as stockholders’ equity and not as derivatives.

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities at March 31, 2008. On February 1, 2007, in connection with our organizing activities and our public offering, we entered into a Service Agreement with the parent of our Sponsor requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account have been invested only in Treasury Bills issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. If the interest rate on the Treasury Bills increased or decreased by 1%, our interest income net of deferred interest would increase or decrease by $3,983 for the three months ended March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act) as of March 31, 2008. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-laws(2)

4.1	Specimen Unit Certificate(3)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(3)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and Dekania Corp. (1)

4.5	Form of Incentive Warrant(1)

4.6	Form of Subscription Agreement between Dekania Corp. and Cohen Bros. Acquisitions, LLC(1)

10.1(a)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen Bros. Acquisitions, LLC(2)

(b)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Daniel Cohen(2)

(c)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Christopher Ricciardi(2)

(d)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and David Nathaniel(2)

(e)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Thomas Friedberg(2)

(f)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Paul Vernhes(2)

(g)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Carl de Stefanis(2)

(h)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scott DePetris(2)

(i)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Steven Qua(2)

10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and Dekania Corp.(1)

10.3	Form of Stock Escrow Agreement between Dekania Corp., American Stock Transfer & Trust Company and the Initial Stockholders(1)

10.4	Form of Letter Agreement between Cohen Brothers, LLC and Dekania Corp. regarding administrative support(2)

10.5	Promissory Note dated March 27, 2006 issued to Cohen Bros. Acquisitions, LLC(5)

10.6	Form of Registration Rights Agreement among Dekania Corp. and the Initial Stockholders(4)

10.7	Form of Letter of Credit from Commerce Bank(3)

10.8	Form of Keep Well Agreement between Cohen Bros. Acquisitions, LLC and Cohen Brothers, LLC(2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on January 31, 2007) (File No. 333-134776).

(2)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on August 14, 2006 (File No. 333-134776)

(3)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on October 10, 2006 (File No. 333-134776).

(4)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on September 15, 2006 (File No. 333-134776).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEKANIA CORP.

May 15, 2008	By:	/s/ Thomas H. Friedberg
Thomas H. Friedberg Chairman, President and Chief Executive Officer