Form 10-Q
period 2008-06-30
Dekania Corp.
filed 2008-08-14
CIK 1363202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of outstanding shares of the registrant’s common stock on August 11, 2008 was 12,699,900 shares.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets
Cash	$606,558	$789,487
Investment in trust account	96,779,356	96,561,519
Prepaid taxes	59,815	96,509
Prepaid expenses and other current assets	220,100	280,563

Total current assets	97,665,829	97,728,078
Deferred tax asset	1,342,185	1,153,491

TOTAL ASSETS	$99,008,014	$98,881,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$139,994	$139,804
Deferred interest on investments	39,136	—
Due to stockholder	63,353	55,507
Deferred underwriting fees	2,044,960	2,044,960

Total Liabilities	2,287,443	2,240,271

Common stock, $.0001 par value, 3,063,719 shares subject to possible redemption, at redemption value of $9.80 per share	30,024,446	30,024,446

Commitments
Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, par value of $0.0001, authorized 30,000,000 shares; 12,699,900 issued and outstanding as of June 30, 2008 and December 31, 2007 (including 3,063,719 shares subject to possible redemption at June 30, 2008 and December 31, 2007)	1,270	1,270
Additional paid in capital	68,876,497	67,314,497
Deficit accumulated during the development stage	(2,181,642)	(698,915)

Total Stockholders’ Equity	66,696,125	66,616,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,008,014	$98,881,569

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2008 (unaudited)	Three months ended June 30, 2007 (unaudited)	Six months ended June 30, 2008 (unaudited)	Six months ended June 30, 2007 (unaudited)	February 28, 2006 (date of inception) to June 30, 2008 (unaudited)
Formation and operating costs (including stock-based compensation of $781,000 for the three months ended June 30, 2008 and 2007, $1,562,000 for the six months ended June 30, 2008, $1,236,582 for the six months ended June 30, 2007 and $4,360,582 for the period from February 28, 2006 (inception) to June 30, 2008)	$987,676	984,367	$2,039,420	$1,716,135	$6,202,705
Interest income	158,374	1,099,567	556,693	1,770,441	4,021,063

Net income (loss) before provision for income taxes	(829,302)	115,200	(1,482,727)	54,306	(2,181,642)
Provision for income taxes	—	39,987	—	18,682	—

Net income (loss)	$(829,302)	$75,213	$(1,482,727)	$35,624	$(2,181,642)

Weighted average shares outstanding (basic and diluted)	12,699,900	12,699,900	12,699,900	10,561,062	8,582,581

Net income (loss) per share (basic and diluted)	$(0.07)	$0.01	$(0.12)	$0.00	$(0.25)

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
February 28, 2006 (inception) to June 30, 2008
Common shares issued March 17, 2006 at $.0001 per share	2,487,500	$249	$24,626	$—	$24,875
Net loss for the period February 28, 2006 (inception) to December 31, 2006	—	—	—	(647)	(647)

Balance, December 31, 2006	2,487,500	$249	$24,626	$(647)	$24,228

Private placement issued at January 31, 2007 at $10 per share	250,000	25	2,499,975	—	2,500,000
Common shares issued at February 7, 2007 at $10 per share	9,700,000	970	96,999,030	—	97,000,000
Common shares issued at March 21, 2007 at $10 per share	262,400	26	2,623,974	—	2,624,000
Expenses of offerings	—	—	(7,607,244)	—	(7,607,244)
Proceeds subject to possible conversion of 3,063,719 shares	—	—	(30,024,446)	—	(30,024,446)
Stock - based compensation	—	—	2,798,582	—	2,798,582
Net loss for the year ended December 31, 2007	—	—	—	(698,268)	(698,268)

Balance, December 31, 2007	12,699,900	$1,270	$67,314,497	$(698,915)	$66,616,852

Unaudited:
Stock - based compensation			1,562,000		1,562,000
Net loss for the six months ended June 30, 2008				(1,482,727)	(1,482,727)

Balance, June 30, 2008	12,699,900	$1,270	$68,876,497	$(2,181,642)	$66,696,125

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2008 (unaudited)	Six months ended June 30, 2007 (unaudited)	February 28, 2006 (date of inception) to June 30, 2008 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,482,727)	$35,624	$(2,181,642)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating expenses
Stock-based compensation	1,562,000	1,236,582	4,360,582
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses and other current assets	60,463	(230,125)	(220,100)
Increase in deferred interest	39,136	—	39,136
(Increase) in deferred tax asset	(188,694)	(571,877)	(1,342,185)
Increase in trust account due to earned interest	(595,829)	(201,817)	(4,060,199)
Increase (decrease) in prepaid taxes	36,694	—	(59,815)
Increase in income taxes payable	—	140,559	—
Increase in accounts payable and accrued expenses	190	104,283	139,994

Net cash provided by (used in) operating activities	(568,768)	513,229	(3,324,229)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to trust account	—	(96,571,520)	(96,571,520)
Cash withdrawn from trust account	377,992	—	3,852,363

Net cash provided by (used in) investing activities	377,992	(96,571,520)	(92,719,157)
CASH FLOW FROM FINANCING ACTIVITIES
Payment of notes payable, stockholder	—	(300,000)	(300,000)
Gross proceeds from note payable stockholder	—	—	300,000
Gross proceeds from sale of common stock	—	—	24,875
Gross proceeds (repayment of) from stockholders’ advance	7,846	(83,183)	63,353
Gross proceeds from public offering	—	99,624,000	99,624,000
Gross proceeds from private placement	—	2,500,000	2,500,000
Payment of offering costs	—	(5,405,686)	(5,562,284)

Net cash provided by (used in) financing activities	7,846	96,335,132	96,649,944

Net (decrease) increase in cash	(182,929)	276,840	606,557

Cash at beginning of period	789,487	253,138	—

Cash at end of period	$606,558	$529,978	$606,557

Supplemental disclosure of non cash financing activities:
Decrease in accrued offering costs	$—	$(235,000)	$—

Accrual of deferred underwriting fees	$2,044,960	$2,044,960	$2,044,960

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$110,000	$—	$1,250,000

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2008

1. Organization and Proposed Business Operations

Nature of Operations

Dekania Corp. (the “Company”) was incorporated in the State of Delaware on February 28, 2006 as a blank check company formed to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the insurance industry in the United States, Canada, Bermuda or the Cayman Islands. The Company has not generated any material revenues. The Company has selected December 31 as its fiscal year-end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has not acquired an entity as of June 30, 2008.

The financial statements at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, and for the period from February 28, 2006 (inception) to June 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations and its cash flows for the periods then ended. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

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

The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on February 1, 2007. On January 30, 2007, the Company completed a private placement (the “Private Placement”) and received net proceeds of $2,500,000. The Company consummated the Public Offering on February 7, 2007 and received net proceeds of $89,600,000. On February 5, 2007, Cohen Bros. Acquisitions, LLC (“Cohen Bros.”), the Company’s sponsor, delivered a letter of credit in the amount of $3,291,000 which may be drawn upon in specified circumstances to increase available amounts so the Trust Account (as defined below) will have sufficient funds to distribute at least $10.00 per share with respect to shares included as part of the units sold in the Public Offering if the Trust Account is liquidated. On March 21, 2007, the Company completed the sale of an additional 262,400 units which were subject to the over-allotment option of the underwriters in the Public Offering and received net proceeds of $2,466,560 (the “Over-allotment”). On May 2, 2007, the Company commenced separate trading of the common stock and warrants included in the Company’s outstanding units on the American Stock Exchange. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Private Placement, the Public Offering and the Over-allotment (collectively the “Offerings”) although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target business. As used herein, a “target business” includes an operating business in the insurance industry in the United States, Canada, Bermuda or the Cayman Islands, and a “business combination” means the acquisition by the Company of such a target business.

Of the proceeds of the Offerings, $96,571,520 was deposited in a trust account (“Trust Account”) at Deutsche Bank Trust Company Americas maintained by American Stock Transfer and Trust Company, and invested until the earlier of (i) the consummation of the Company’s first business combination or (ii) the liquidation of the Trust Account as part of a stockholder-approved plan of dissolution and liquidation. The amount in the Trust Account includes $2,044,960 of deferred underwriting compensation (the “Deferred Compensation”) which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part to the extent that holders of shares of common stock sold in the Public Offering, other than the Initial Stockholders (as defined below) and their nominees (the “Public Stockholders”) elect to have their shares redeemed for cash and in full if a business combination is not consummated. If a business combination is consummated, the proceeds remaining after amounts used to complete the business combination may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, must submit such transaction for stockholder approval. If Public Stockholders owning 30% or more of the outstanding common stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, the business combination will not be consummated. All of the Company’s stockholders prior to the Offerings, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 2,487,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote any shares they acquired in the Public Offering or in the aftermarket in favor of the business combination. Cohen Bros. has also agreed to vote all 250,000 shares that it purchased in the Private Placement in favor of a business combination. After consummation of the Company’s first business combination, these voting agreements will terminate.

With respect to the first business combination which is approved and consummated, Public Stockholders who voted against the business combination may demand that the Company redeem their shares. The per share redemption price will equal $10.00 per share (inclusive of a pro rata portion of the Deferred Compensation of approximately $0.20 per share) plus any interest earned on their portion of the Trust Account (net of taxes payable), excluding interest to pay taxes and Trust Account interest used to fund working capital needs and expenses up to a maximum of $2,500,000. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares sold in the Offerings may seek redemption of their shares in the event of a business combination.

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

2. Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances, to continue to use the “simplified” method in developing estimates of the expected term of “plain-vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SAB 110 amended prior guidance to permit the use of the “simplified” method beyond December 31, 2007. The Company believes that the adoption of SAB 110 does not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an assets or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which amended SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets of liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements are as follows:

	Fair Value as of June 30, 2008	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$606,558	$606,598	—	—

Cash held in trust account	96,779,356	96,779,356	—	—

Total	$97,385,914	$97,385,914	—	—

As of June 30, 2008, the Company does not have any financial liabilities. No gains or losses resulting for the fair value measurement of financial assets were included in the Company’s earnings. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to measure any eligible items at fair value. Accordingly, the adoption of SFAS 157 has not impacted the Company’s results of operations and financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Share-Based Payments

SFAS 123R requires all share-based payments, including grants of employee stock options to employees to be recognized in the financial statements based on their fair values. Total stock-based compensation for the six months ended June 30, 2008 and 2007 was $1,562,000 and $1,236,582 respectively. Stock-based compensation for the period February 28, 2006 (inception) to June 30, 2008 was $4,360,582.

4. Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

Significant components of the Company’s deferred tax asset are as follows:

	June 30, 2008	December 31, 2007
Expenses deferred for income tax purposes:	1,845,962	1,390,509
Less: valuation allowance	(503,777)	(237,018)

Totals	$1,342,185	$1,153,491

5. Note Payable, Stockholder

The Company issued an unsecured promissory note to Cohen Bros., a related party, totaling $300,000 on March 27, 2006 in connection with the payment by Cohen Bros. of expenses of the Public Offering such as SEC registration fees, NASD registration fees, blue sky fees and expenses, fees relating to listing the Company’s securities on the American Stock Exchange and legal and accounting fees and expenses. The note did not bear interest and was payable in full on the earlier of (i) December 31, 2007 or (ii) three (3) business days after the date on which the Company consummated the Public Offering. Due to the short-term nature of the promissory note, the fair value of the note approximates its carrying value. The note was repaid by the Company on February 12, 2007.

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

8. Subsequent Events

In July 2008, the Company met the condition under its certificate of incorporation that permits it until February 7, 2009 to complete a business combination.

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

General

We were formed on February 28, 2006 as a blank check company for the purpose of effecting a business combination with one or more businesses in the insurance industry. We intend to use cash derived from the proceeds of our initial public offering and the private placement and/or equity or debt financing to effect a business combination.

If we issue additional shares of our capital stock as consideration in a business combination it may result in:

•	significant dilution of the interest of our public investors in our company

•

a change in control of our company (if we issue a sufficient number of shares), which may among other things, result in the resignation or removal of our existing officers and directors and could reduce or eliminate our ability to use our net operating loss carry-forwards, if any, for tax purposes; and

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

For the three months ended June 30, 2008 and 2007, our net income (loss) after taxes was $(829,302) and $75,213, respectively. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our interest income for the three months ended June 30, 2008 was $158,374, as compared to $1,099,567 for the three months ended June 30, 2007. The reduction in interest income was due to a decrease in yields obtainable on the Treasury Bills in which we invested the funds held in the trust account during the three months ended June 30, 2007, resulting from the significant changes in the credit markets beginning in the second half of 2007. Our operating expenses during the three months ended June 30, 2008 and 2007 were $987,676 and $984,367, respectively, consisting primarily of stock based compensation of $781,000 for the three months ended June 30, 2008 and 2007, expenses related to pursuing potential business combinations, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our sponsor, Cohen Bros. Acquisitions, which we refer to as our Sponsor.

For the six months ended June 30, 2008 and 2007, our net income (loss) after taxes was $(1,482,727) and $35,624, respectively. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our interest income for the six months ended June 30, 2008 was $556,693, as compared to $1,770,441 for the six months ended June 30, 2007. The reduction in interest income was due from reduced yields on the Treasury Bills, as referred to in the preceding paragraph. Our operating expenses during the six months ended June 30, 2008 and 2007 were $2,039,420 and $1,716,135, respectively, consisting primarily of stock based compensation of $1,562,000 and $1,236,582, respectively, expenses related to pursuing a business combination, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC.

On January 30, 2007, we sold 250,000 units in a private placement to our Sponsor and on February 7, 2007, we consummated our initial public offering of 9,700,000 units. Each unit in the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. Our common stock and warrants started trading separately as of May 2, 2007. The gross proceeds from the sale of the units in our initial public offering and the private placement were $99,500,000. Of that amount, after deducting offering expenses of $610,000 (including reimbursement of $300,000 advanced by our Sponsor to pay offering expenses), underwriting discounts and commissions of $4,850,000, deferred underwriting compensation of $1,940,000 and working capital of $40,000, we deposited $92,060,000 in the Trust Account maintained by American Stock Transfer & Trust Company, as trustee, which we refer to as the Trust Account. In addition, we deposited $1,940,000 of deferred underwriting compensation into the Trust Account. The gross proceeds from the sale of the additional 262,400 units to the underwriters of our initial public offering in connection with the exercise of their overallotment option were $2,624,000. Of that amount, after deducting the underwriters’ discount of $52,480, we deposited $2,571,520 into the Trust Account (including $104,960 of deferred underwriting compensation). The funds deposited in the Trust Account will be used to effectuate a business combination or, if we do not complete a business combination, returned to our public stockholders upon the implementation of a stockholder-approved plan of dissolution and liquidation. We also have a $3,291,000 irrevocable letter of credit from our Sponsor issued by Commerce Bank held for the benefit of the Trust Account and the stockholders whose shares were issued in our initial public offering, who we refer to as our public stockholders, which may be drawn upon by the trustee of our Trust Account to provide a pro rata payment to our public stockholders, if we do not complete a business combination within the required time periods, and funds in the Trust Account are less than $10.00 per share. As of June 30, 2008, there was $96,779,356 held in the Trust Account, or $9.71 per share of common stock issued in our initial public offering (including $2,044,960 of deferred underwriting compensation).

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

Through June 30, 2008, we have withdrawn all of the $2,500,000 of interest income on funds in the Trust Account we are permitted to withdraw for working capital, and hold $606,558 in cash and cash equivalents. We believe that the funds we have on hand will be sufficient to fund our ongoing operations and costs relating to the acquisition of a target business or to fund the costs and expenses relating to our liquidation and dissolution if we do not consummate a business combination.

We expect to use substantially all of the funds in the Trust Account, other than interest applied as described above, to acquire a target business. To the extent that we use debt or equity securities as consideration in a business combination and do not use all or any of the funds in the Trust Account, we will use the Trust Account funds in the operations of the target business.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies. During the six months ended June 30, 2008, there were no material changes to these policies.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No., or FIN, 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of employee stock options to employees to be recognized in the financial statements based on their fair values. We adopted SFAS 123R effective January 1, 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have issued warrants in conjunction with our initial public offering and private placement, and have also issued incentive warrants. These warrants may be deemed to be equity-linked derivatives and, accordingly, represent off balance sheet arrangements. As more particularly discussed in Note 3 to the notes to our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2007, and as permitted under Emerging Issues Task Force Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we account for these warrants as stockholders’ equity and not as derivatives.

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities at June 30, 2008. On February 1, 2007, in connection with our organizing activities and our public offering, we entered into a Service Agreement with the parent of our Sponsor requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

Recent Developments

On July 16, 2008, we met the condition under our Amended and Restated Certificate of Incorporation that permits us until February 7, 2009 to complete an appropriate acquisition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, unless we consummate a business combination within the prescribed time periods, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account have been invested only in Treasury Bills issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. If the interest rate on the Treasury Bills increased or decreased by 1%, our interest income net of deferred interest on the deferred underwriting compensation would increase or decrease by $1,584 for the three months ended June 30, 2008 and $5,567 for the six months ended June 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-laws(2)

4.1	Specimen Unit Certificate(3)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(3)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and Dekania Corp. (1)

4.5	Form of Incentive Warrant(1)

4.6	Form of Subscription Agreement between Dekania Corp. and Cohen Bros. Acquisitions, LLC(1)

10.1(a)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cohen Bros. Acquisitions, LLC(2)

(b)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Daniel Cohen(2)

(c)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Christopher Ricciardi(2)

(d)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and David Nathaniel(2)

(e)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Thomas Friedberg(2)

(f)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Paul Vernhes(2)

(g)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Carl de Stefanis(2)

(h)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Scott DePetris(2)

Exhibit No.	Description

(i)	Form of Letter Agreement among Dekania Corp., Maxim Group LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Steven Qua(2)

10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and Dekania Corp.(1)

10.3	Form of Stock Escrow Agreement between Dekania Corp., American Stock Transfer & Trust Company and the Initial Stockholders(1)

10.4	Form of Letter Agreement between Cohen Brothers, LLC and Dekania Corp. regarding administrative support(2)

10.5	Promissory Note dated March 27, 2006 issued to Cohen Bros. Acquisitions, LLC(5)

10.6	Form of Registration Rights Agreement among Dekania Corp. and the Initial Stockholders(4)

10.7	Form of Letter of Credit from Commerce Bank(3)

10.8	Form of Keep Well Agreement between Cohen Bros. Acquisitions, LLC and Cohen Brothers, LLC(2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on January 31, 2007) (File No. 333-134776).

(2)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on August 14, 2006 (File No. 333-134776)

(3)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on October 10, 2006 (File No. 333-134776).

(4)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on September 15, 2006 (File No. 333-134776)

(5)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1 filed on June 6, 2006 (File No. 333-134776).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEKANIA CORP.

Dated: August 14, 2008	By:	/s/ THOMAS H. FRIEDBERG
Thomas H. Friedberg Chairman, President and Chief Executive Officer