Form 10-Q
period 2008-09-30
Dekania Corp.
filed 2008-11-19
CIK 1363202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of outstanding shares of the registrant’s common stock on November 13, 2008 was 12,699,900 shares.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets
Cash	$6,232	$789,487
Investment in trust account	97,066,289	96,561,519
Prepaid taxes	23,281	96,509
Prepaid expenses and other current assets	183,304	280,563

Total current assets	97,279,106	97,728,078
Deferred tax asset	1,423,719	1,153,491

TOTAL ASSETS	$98,702,825	$98,881,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$263,230	$139,804
Deferred interest on investments	126,513	—
Due to stockholder	31,512	55,507
Deferred underwriting fees	2,044,960	2,044,960

Total Liabilities	2,466,215	2,240,271

Common stock, $.0001 par value, 3,063,719 shares subject to possible redemption, at redemption value of $9.80 per share	30,024,446	30,024,446

Commitments
Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, par value of $0.0001, authorized 30,000,000 shares; 12,699,900 issued and outstanding as of September 30, 2008 and December 31, 2007 (including 3,063,719 shares subject to possible redemption at September 30, 2008 and December 31, 2007)	1,270	1,270
Additional paid in capital	69,657,497	67,314,497
Deficit accumulated during the development stage	(3,446,603)	(698,915)

Total Stockholders’ Equity	66,212,164	66,616,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,702,825	$98,881,569

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2008 (unaudited)	Three months ended September 30, 2007 (unaudited)	Nine months ended September 30, 2008 (unaudited)	Nine months ended September 30, 2007 (unaudited)	February 28, 2006 (date of inception) to September 30, 2008 (unaudited)
Formation and operating costs (including stock-based compensation of $781,000 for the three months ended September 30, 2008 and 2007, $2,343,000 for the nine months ended September 30, 2008, $2,017,582 for the nine months ended September 30, 2007, and $5,141,582 for the period from February 28, 2006 (inception) to September 30, 2008)	$1,509,516	$1,240,155	$3,548,937	$2,956,290	$7,712,222
Interest income	244,556	883,969	801,249	2,654,410	4,265,619

Net (loss) before provision for income taxes	(1,264,961)	(356,186)	(2,747,688)	(301,880)	(3,446,603)
Provision for income taxes	—	(18,682)	—	—	—

Net (loss)	$(1,264,961)	$(337,504)	$(2,747,688)	$(301,880)	$(3,446,603)

Weighted average shares outstanding (basic and diluted)	12,699,900	12,699,900	12,699,900	11,281,843	8,983,367

Net income (loss) per share (basic and diluted)	$(0.10)	$(0.03)	$(0.22)	$(0.03)	$(0.38)

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional paid-in capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
February 28, 2006 (inception) to September 30, 2008
Common shares issued March 17, 2006 at $.0001 per share	2,487,500	$249	$24,626	$—	$24,875
Net loss for the period February 28, 2006 (inception) to December 31, 2006	—	—	—	(647)	(647)

Balance, December 31, 2006	2,487,500	$249	$24,626	$(647)	$24,228

Private placement issued at January 31, 2007 at $10 per share	250,000	25	2,499,975	—	2,500,000
Common shares issued at February 7, 2007 at $10 per share	9,700,000	970	96,999,030	—	97,000,000
Common shares issued at March 21, 2007 at $10 per share	262,400	26	2,623,974	—	2,624,000
Expenses of offerings	—	—	(7,607,244)	—	(7,607,244)
Proceeds subject to possible conversion of 3,063,719 shares	—	—	(30,024,446)	—	(30,024,446)
Stock - based compensation	—	—	2,798,582	—	2,798,582
Net loss for the year ended December 31, 2007	—	—	—	(698,268)	(698,268)

Balance, December 31, 2007	12,699,900	$1,270	$67,314,497	$(698,915)	$66,616,852

Unaudited:
Stock - based compensation			2,343,000		2,343,000
Net loss for the nine months ended September 30, 2008				(2,747,688)	(2,747,688)

Balance, September 30, 2008	12,699,900	$1,270	$69,657,497	$(3,446,603)	$66,212,164

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2008 (unaudited)	Nine months ended September 30, 2007 (unaudited)	February 28, 2006 (date of inception) to September 30, 2008 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(2,747,688)	$(301,880)	$(3,446,603)
Adjustment to reconcile net loss to net cash provided by (used in) operating expenses
Stock-based compensation	2,343,000	2,017,582	5,141,582
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses and other current assets	97,259	(193,000)	(183,304)
Increase in deferred interest	126,513	66,144	126,513
(Increase) in deferred tax asset	(270,228)	(907,988)	(1,423,719)
Increase in trust account due to earned interest	(927,762)	(88,266)	(4,392,132)
Increase (decrease) in prepaid taxes	73,228	—	(23,281)
Increase in income taxes payable	—	7,988	—
Increase in accounts payable and accrued expenses	123,426	144,982	263,230

Net cash provided by (used in) operating activities	(1,182,252)	745,562	(3,937,713)

CASH FLOW FROM INVESTING ACTIVITIES
Payment to trust account	—	(96,571,520)	(96,571,520)
Cash withdrawn from trust account	422,992		3,897,363

Net cash provided by (used in) investing activities	422,992	(96,571,520)	(92,674,157)
CASH FLOW FROM FINANCING ACTIVITIES
Payment of notes payable, stockholder	—	(300,000)	(300,000)
Gross proceeds from note payable stockholder	—	—	300,000
Gross proceeds from sale of common stock	—	—	24,875
Gross proceeds (repayment of) from stockholders’ advance	(23,995)	(36,297)	31,512
Gross proceeds from public offering	—	99,624,000	99,624,000
Gross proceeds from private placement	—	2,500,000	2,500,000
Payment of offering costs	—	(5,399,686)	(5,562,284)

Net cash provided by (used in) financing activities	(23,995)	96,388,017	96,618,103

Net increase (decrease) in cash	(783,255)	562,059	6,232

Cash at beginning of period	789,487	253,138	—

Cash at end of period	$6,232	$815,197	$6,232

Supplemental disclosure of non cash financing activities:
Decrease in accrued offering costs	$—	$(235,000)	$—

Accrual of deferred underwriting fees	$2,044,960	$2,044,960	$2,044,960

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$155,000	$900,000	$1,447,000

The accompanying notes should be read in conjunction with the condensed financial statements.

DEKANIA CORP.

(a corporation in the development stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

1. Organization and Proposed Business Operations

Nature of Operations

Dekania Corp. (the “Company”) was incorporated in the State of Delaware on February 28, 2006 as a blank check company formed to acquire through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the insurance industry in the United States, Canada, Bermuda or the Cayman Islands. The Company has not generated any material revenues. The Company has selected December 31 as its fiscal year-end. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has not acquired an entity as of September 30, 2008.

The financial statements at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, and for the period from February 28, 2006 (inception) to September 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations and its cash flows for the periods then ended. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements.

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

On September 12, 2008, the Company entered into an Agreement and Plan of Merger with Advanced Equities Financial Corp. (“AEFC”) pursuant to which AEFC would merge with and into the Company. Subsequently, the Company was advised by AEFC that a majority of its shareholders had taken action by consent “disapproving and rejecting” the merger between the Company and AEFC. See Note 7, “Subsequent Events.”

If the Company cannot complete a business combination by February 7, 2009, it will be required to liquidate. No adjustments have been made to the accompanying financial statements to reflect this uncertainty.

2. Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations”. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of FAS 141R on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an assets or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which amended SFAS 157 to delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually), to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. SFAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets of liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Significant unobservable inputs.

The Company’s financial assets subject to fair value measurements are as follows:

	Fair Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Cash and cash equivalents	$6,232	$6,232	—	—

Investments held in trust account	97,066,289	97,066,289	—	—

Total	$97,072,521	$97,072,521	—	—

As of September 30, 2008, the Company does not have any financial liabilities. No gains or losses resulting for the fair value measurement of financial assets were included in the Company’s earnings. The adoption of SFAS No. 157 has not impacted the Company’s results of operations and financial position.

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

3. Share-Based Payments

SFAS 123R requires all share-based payments, including grants of employee stock options to employees to be recognized in the financial statements based on their fair values. Total stock-based compensation for the nine months ended September 30, 2008 and 2007 was $2,343,000 and $2,017,582 respectively. Stock-based compensation for the period February 28, 2006 (inception) to September 30, 2008 was $5,141,582.

4. Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

Significant components of the Company’s deferred tax asset are as follows:

	September 30, 2008	December 31, 2007
Expenses deferred for income tax purposes:	2,329,774	1,390,509
Less: valuation allowance	(906,055)	(237,018)

Totals	$1,423,719	$1,153,491

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

7. Subsequent Events

On September 12, 2008, the Company entered into an Agreement and Plan of Merger with AEFC pursuant to which AEFC would merge with and into the Company. The Company announced on October 7, 2008 that it had been advised by AEFC that a majority of AEFC’s shareholders had taken action by consent “disapproving and rejecting” the merger between the Company and AEFC. The Company is currently evaluating the effectiveness of the alleged shareholder action, as well as the alternatives available to it with respect to the merger and AEFC.

On October 17, 2008, Opportunity Partners L.P., a shareholder of the Company, filed a petition in the Court of Chancery in the State of Delaware to compel an annual meeting of shareholders. Opportunity Partners L.P. alleged that the Company is unable to consummate a merger with AEFC within 24 months of its Public Offering and has not entered into any other agreement which can lead to the consummation of a business combination within such time period. It further alleged that more than 13 months have elapsed since the Company’s organization, its last annual meeting or the last action by written consent to elect directors in lieu of an annual meeting. Opportunity Partners L.P. sought an order from the court requiring the Company to hold an annual meeting of shareholders to elect directors to fill all director positions. On November 10, 2008, the Company filed an answer to the petition. On November 18, 2008, the parties agreed, among other things, to cancel a hearing on the petition, which had been scheduled for November 19, 2008, and to hold an annual stockholders’ meeting of the Company not later than February 7, 2009. The stipulation provides that the Company’s proxy materials for the meeting will include a dissolution proposal and plan of liquidation for consideration by the shareholders. If such dissolution proposal is approved, the Company will use its best efforts to distribute within 10 days of the shareholder meeting $10 per share to the Public Stockholders in accordance with and subject to the limitations in the Registration Statement dated February 1, 2007. The stipulation further provides that the proxy materials for the meeting may include a business strategy proposal as an alternative to liquidation. Upon approval of the stipulation by the Court of Chancery, the petition will be considered settled and dismissed. The Company also agreed to pay the Petitioner’s attorneys’ fees and costs of $8,300.00 in connection with bringing the action.

On November 14, 2008, the Company entered into a letter agreement with Cohen Brothers, LLC, the parent of Cohen Bros., whereby Cohen Brothers, LLC agreed to loan us up to $500,000 to fund the Company’s expenses and use as working capital. The amounts that the Company draws will not bear interest and will be repaid upon the consummation of a business combination. Cohen Brothers, LLC has agreed to waive the repayment of the funds if we are required to dissolve and liquidate.

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

On September 12, 2008, we entered into an Agreement and Plan of Merger with Advanced Equities Financial Corp. (“AEFC”) pursuant to which AEFC would merge with and into us. We announced on October 7, 2008 that we had been advised by AEFC that a majority of AEFC’s shareholders had taken action by consent “disapproving and rejecting” the merger between us and AEFC. We are currently evaluating the effectiveness of the alleged shareholder action, as well as the alternatives available to us with respect to the merger and AEFC.

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

For the three months ended September 30, 2008 and 2007, our net loss was $(1,264,961) and $(337,504), respectively. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our interest income for the three months ended September 30, 2008 was $244,556, as compared to $883,969 for the three months ended September 30, 2007. The reduction in interest income was due to a decrease in yields obtainable on the Treasury Bills in which we invested the funds held in the trust account during the three months ended September 30, 2008, resulting from the significant changes in the credit markets beginning in the second half of 2008. Our operating expenses during the three months ended September 30, 2008 and 2007 were $1,509,516 and $1,240,155, respectively, consisting primarily of stock based compensation of $781,000 for the three months ended September 30, 2008 and 2007, expenses related to pursuing potential business combinations, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC, d/b/a Cohen & Company, the parent of our sponsor, Cohen Bros. Acquisitions, which we refer to as our Sponsor.

For the nine months ended September 30, 2008 and 2007, our net loss was $(2,747,688) and $(301,880), respectively. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our interest income for the nine months ended September 30, 2008 was $801,249 as compared to $2,654,410 for the nine months ended September 30, 2007. The reduction in interest income was due to reduced yields on the Treasury Bills, as referred to in the preceding paragraph. Our operating expenses during the nine months ended September 30, 2008 and 2007 were $3,548,936 and $2,956,290, respectively, consisting primarily of stock based compensation of $2,343,000 and $2,017,582, respectively, expenses related to pursuing a business combination, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC.

For the period February 28, 2006 (date of inception) to September 30, 2008, our net loss was $3,446,603. Since we did not have any operations, all of our income was derived from interest income, all of which was earned on funds held in the trust account. Our operating expenses during the period were $7,712,222, consisting primarily of stock based compensation of $5,141,582, expenses related to pursuing a business combination, professional fees, and the monthly administrative fee of $7,500 paid to Cohen Brothers, LLC. On January 30, 2007, we sold 250,000 units in a private placement to our Sponsor and on February 7, 2007, we consummated our initial public offering of 9,700,000 units. Each unit in the private placement and the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $8.00. Our common stock and warrants started trading separately as of May 2, 2007. The gross proceeds from the sale of the units in our initial public offering and the private placement were $99,500,000. Of that amount, after deducting offering expenses of $610,000 (including reimbursement of $300,000 advanced by our Sponsor to pay offering expenses), underwriting discounts and commissions of $4,850,000, deferred underwriting compensation of $1,940,000 and working capital of $40,000, we deposited $92,060,000 in the Trust Account maintained by American Stock Transfer & Trust Company, as trustee, which we refer to as the Trust Account. In addition, we deposited $1,940,000 of deferred underwriting compensation into the Trust Account. The gross proceeds from the sale of the additional 262,400 units to the underwriters of our initial public offering in connection with the exercise of their overallotment option were $2,624,000. Of that amount, after deducting the underwriters’ discount of $52,480, we deposited $2,571,520 into the Trust Account (including $104,960 of deferred underwriting compensation). The funds deposited in the Trust Account will be used to effectuate a business combination or, if we do not complete a business combination, returned to our public stockholders upon the implementation of a stockholder-approved plan of dissolution and liquidation. We also have a $3,291,000 irrevocable letter of credit from our Sponsor issued by Commerce Bank held for the benefit of the Trust Account and the stockholders whose shares were issued in our initial public offering, who we refer to as our public stockholders, which may be drawn upon by the trustee of our Trust Account to provide a pro rata payment to our public stockholders, if we do not complete a business combination within the required time periods, and funds in the Trust Account are less than $10.00 per share. As of September 30, 2008, there was $97,066,289 held in the Trust Account, or approximately $9.74 per share of common stock issued in our initial public offering (including $2,044,960 of deferred underwriting compensation).

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

The fees charged by Commerce Bank in connection with the issuance of the letter of credit and all periodic and other fees related to the letter of credit are being paid by our Sponsor and reimbursed by us from amounts we are permitted to draw from the interest earned on the Trust Account. However, any amounts drawn under the letter of credit will be the sole responsibility of our Sponsor. Under the terms of the letter of credit, it expires on the earlier to occur of:

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

In addition, the letter of credit will expire if on August 1, 2008 (or, if by August 1, 2008 a letter of intent or definitive agreement with respect to a business combination has been executed but the business combination contemplated by such letter of intent or definitive agreement has not been consummated, on February 1, 2009) there is at least $99,624,000 in the Trust Account, including interest earned on funds in the Trust Account but net of payment of or reserves for taxes, outstanding claims and accrued expenses payable out of the $2,500,000 we are permitted to draw as working capital and, if necessary, payment of up to $100,000 for dissolution and liquidation expenses. To the extent that there is less than $99,624,000 in the Trust Account on August 1, 2008 or February 1, 2009, as applicable, our Sponsor may cause termination of the letter of credit by contributing to the Trust Account an amount in cash equal to the difference between $99,624,000 and the amount then available in the Trust Account. Our Sponsor will receive no additional consideration for such contribution other than the termination of its letter of credit obligations. On July 16, 2008, we met the condition under our Amended and Restated Certificate of Incorporation that permitted us until February 7, 2009 to complete an appropriate acquisition.

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

Through September 30, 2008, we have withdrawn all of the $2,500,000 of interest income on funds in the Trust Account we are permitted to withdraw for working capital, and hold $6,232 in cash and cash equivalents. We believe that the funds we have on hand will not be sufficient to fund our ongoing operations and costs relating to the acquisition of a target business or to fund the costs and expenses relating to our liquidation and dissolution if we do not consummate a business combination. On November 14, 2008, we entered into a letter agreement with Cohen Brothers, LLC, the parent of Cohen Bros. and a related party, whereby Cohen Brothers, LLC agreed to loan us up to $500,000 to fund our expenses and use as working capital. The amounts that we draw will not bear interest and will be repaid upon the consummation of a business combination. Cohen Brothers, LLC has agreed to waive the repayment of the funds if we are required to dissolve and liquidate.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies. During the nine months ended September 30, 2008, there were no material changes to these policies.

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

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities at September 30, 2008. On February 1, 2007, in connection with our organizing activities and our public offering, we entered into a Service Agreement with the parent of our Sponsor requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, unless we consummate a business combination within the prescribed time periods, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account have been invested only in Treasury Bills issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. If the interest rate on the Treasury Bills increased or decreased by 1%, our interest income net of deferred interest on the deferred underwriting compensation would increase or decrease by $2,446 for the three months ended September 30, 2008 and $8,012 for the nine months ended September 30, 2008.

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

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On October 17, 2008, Opportunity Partners L.P., a shareholder of the Dekania Corp. (the “Company”), filed a petition in the Court of Chancery in the State of Delaware to compel an annual meeting of shareholders. Opportunity Partners L.P. alleged that the Company is unable to consummate a merger with Advanced Equities Financial Corp. within 24 months of its initial public offering and has not entered into any other agreement which can lead to the consummation of a business combination within such time period. It further alleged that more than 13 months have elapsed since the Company’s organization, its last annual meeting or the last action by written consent to elect directors in lieu of an annual meeting. Opportunity Partners L.P. sought an order from the court requiring the Company to hold an annual meeting of shareholders to elect directors to fill all director positions. On November 10, 2008, the Company filed an answer to the petition. On November 18, 2008, the parties agreed, among other things, to cancel a hearing on the petition, which had been scheduled for November 19, 2008, and to hold an annual stockholders’ meeting of the Company not later than February 7, 2009. The stipulation provides that the Company’s proxy materials for the meeting will include a dissolution proposal and plan of liquidation for consideration by the shareholders. If such dissolution proposal is approved, the Company will use its best efforts to distribute within 10 days of the shareholder meeting $10 per share to the Public Stockholders in accordance with and subject to the limitations in the Registration Statement dated February 1, 2007. The stipulation further provides that the proxy materials for the meeting may include a business strategy proposal as an alternative to liquidation. Upon approval of the stipulation by the Court of Chancery, the petition will be considered settled and dismissed. The Company also agreed to pay the Petitioner’s attorneys’ fees and costs of $8,300.00 in connection with bringing the action.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Dekania Corp. and Advanced Equities Financial Corp. dated as of September 12, 2008(4)

3.1	Second Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated By-laws(2)

4.1	Specimen Unit Certificate(3)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(3)

4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and Dekania Corp. (1)

4.5	Form of Incentive Warrant(1)

4.6	Form of Subscription Agreement between Dekania Corp. and Cohen Bros. Acquisitions, LLC(1)

10.1	Letter Agreement dated November 14, 2008, by and among Dekania Corp. and Cohen Brothers, LLC

10.2	Stipulation and Order of Dismissal filed in the Court of Chancery of the State of Delaware on November 19, 2008

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14a and 15d-14a of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on January 31, 2007) (File No. 333-134776).

(2)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on August 14, 2006 (File No. 333-134776)

(3)	Incorporated by reference to Dekania Corp.’s registration statement on Form S-1/A filed on October 10, 2006 (File No. 333-134776).

(4)	Incorporated by reference to Dekania Corp.’s Form 8-K filed on September 15, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEKANIA CORP.

November 19, 2008	By:	/s/ DAVID NATHANIEL
David Nathaniel Chief Investment Officer and Secretary